Form 10-Q
period 1996-03-31
ATLANTIC BEVERAGE CO INC
filed 1996-05-16
CIK 912609

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

             |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the quarter ended March 31, 1996

                                       OR
             |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the transition period from _________ to _________

                         Commission File Number: 0-22614

                         Atlantic Beverage Company, Inc.

             (Exact name of registrant as specified in its charter)

                   Delaware                             36-3761400
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification No.)

           1587 Sulphur Spring Road
             Baltimore, Maryland                          21227
   (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (410) 247-5857
         Securities  registered  pursuant to Section 12(b) of the Act:
                                 Not Applicable
         Securities  registered  pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 1996, there were outstanding 5,740,954 shares of Common Stock, par value $.01 per share, of the Registrant.

                        ATLANTIC BEVERAGE COMPANY, INC.
                                     INDEX
                                   FORM 10-Q

                                                                                                            Page

PART I - FINANCIAL INFORMATION
         Item 1.      Financial Statements (Unaudited)

                      Consolidated Balance Sheets at
                         March 31, 1996 (Unaudited) and December 31, 1995.................................    3

                      Consolidated Statements of Operations
                         for the three months ended March 31, 1996
                         and 1995 (Unaudited).............................................................    4

                      Consolidated Statements of Cash
                         Flows for the three months ended
                         March 31, 1996 and 1995 (Unaudited)..............................................    5

                      Notes to Consolidated Financial Statements..........................................    6

         Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations....................................   10

PART II - OTHER INFORMATION

         Item 1-6.    Exhibits and Reports on Form 8-K....................................................   13

SIGNATURES              ..................................................................................   14

INDEX TO EXHIBITS       ..................................................................................   15

Item 1.           Consolidated Financial Statements.


                         ATLANTIC BEVERAGE COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              December 31,           March 31,
                                                                                 1995                  1996
                                    ASSETS
CURRENT ASSETS:
    Cash                                                                    $             -       $       415,538
    Short-term investments                                                                -             1,120,956
    Accounts receivable, net                                                         798,385            6,657,167
    Inventory                                                                        630,968            2,631,166
    Prepaid expenses and other                                                       171,467              353,376
                                                                           -----------------    -----------------

          Total current assets                                                     1,600,820           11,178,203
EQUIPMENT, net                                                                       706,518            2,086,369
NONCOMPETE AGREEMENT, net                                                            116,000              106,000
DEFERRED TAX ASSET                                                                   365,000              365,000
GOODWILL                                                                              30,666            8,838,089
OTHER ASSETS, net                                                                    102,143              644,228
                                                                           -----------------    -----------------
          Total Assets                                                      $      2,921,147      $    23,217,889
                                                                            ================      ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Bank overdraft                                                          $        297,458      $     2,748,117
    Line of credit                                                                   440,000            2,729,992
    Current portion of notes payable                                                     788              804,776
    Accounts payable                                                                 855,846            5,556,789
    Accrued expenses                                                                  42,528              810,570
    Net current liabilities of discontinued operations                               722,173              264,646
                                                                           -----------------    -----------------
          Total current liabilities                                                2,358,793           12,914,890
NOTES PAYABLE, net of current portion                                                     -             5,443,813
OBLIGATIONS UNDER CAPITAL LEASE, net of current portion                                   -               140,818
DEFERRED TAX LIABILITY                                                                    -               167,000
                                                                           -----------------    -----------------
          Total Liabilities                                                        2,358,793           18,666,521
                                                                           -----------------    -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares
       authorized; none issued                                                             -                    -
    Series A nonvoting convertible preferred stock, $.01
       par value; 1 share authorized, none issued                                          -                    -
    Common stock, $.01 par value; 30,000,000 shares authorized;
       2,727,955 and 6,148,992 shares issued in 1995 and 1996,
       respectively                                                                   27,280               61,490
    Additional paid-in capital                                                     5,041,252            8,772,701
    Accumulated deficit                                                           (4,079,108)          (3,855,753)
     Less:
       Treasury stock, at cost, 408,038 shares                                      (427,070)            (427,070)
                                                                           -----------------    -----------------

          Total Stockholders' Equity                                                 562,354            4,551,368
                                                                           -----------------    -----------------

          Total Liabilities and Stockholders' Equity                        $      2,921,147      $    23,217,889
                                                                            ================      ===============

      The accompanying notes are an integral part of these balance sheets.

                         ATLANTIC BEVERAGE COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                           March 31,

                                                                                     1995              1996
                                                                                --------------    ---------
NET SALES                                                                       $    4,871,650    $   34,215,448

COST OF GOODS SOLD                                                                   3,484,029        30,208,117
                                                                                --------------    --------------

          Gross Profit                                                               1,387,621         4,007,331
                                                                                --------------    --------------

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:
       Salaries and benefits                                                           755,690         1,791,905
       Other operating expenses                                                        531,976         1,869,787
       Depreciation and amortization                                                    75,924           233,207
                                                                                --------------    --------------

          Total selling, general and                                                 1,363,590         3,894,899
          administrative expenses                                               --------------    --------------

          Income from operations                                                        24,031           112,432

INTEREST EXPENSE                                                                         1,806           277,464

INTEREST INCOME                                                                          4,201                -

OTHER INCOME                                                                                -            388,387
                                                                                --------------    --------------

          Income before income tax provision                                            26,426           223,355

INCOME TAX PROVISION                                                                        -                 -
                                                                                --------------    -------------

          Net income from continuing operations                                         26,426           223,355

LOSS FROM DISCONTINUED OPERATIONS                                                     (142,661)               -
                                                                                --------------    -------------

          Net (loss) income                                                           (116,235)          223,355
                                                                                --------------    --------------

          Net income from continuing operations
                  after accretion of preferred stock                            $       23,600    $      223,355
                                                                                ==============    ==============

INCOME (LOSS) PER COMMON SHARE DATA:
    Net income from continuing operations                                       $          .01    $         .08

    Loss from discontinued operations                                                    (.05)                -
                                                                                -------------     -------------

          Net (loss) income                                                     $        (.04)    $         .08
                                                                                ==============    =============

    Weighted average common shares outstanding                                       2,725,455         2,950,423
                                                                                ==============    ==============


        The accompanying notes are an integral part of these statements.

                         ATLANTIC BEVERAGE COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,

                                                                                     1995              1996
                                                                                --------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                           $     (116,235)   $      223,355
    Adjustments to reconcile net income to cash flows provided by operating activities, net of non-cash items and
       acquisitions:
       Depreciation and amortization                                                    75,924           252,950
       Increase in accounts receivable, net                                           (159,524)         (357,310)
       (Increase) decrease in inventory                                                (58,863)          194,674
       Increase in other assets                                                             -            (41,745)
       Decrease in prepaid expenses and other                                           35,706            54,719
       Increase (decrease) in accounts payable                                         664,238          (453,811)
       Increase (decrease) in accrued expenses                                          39,735           100,957
       Net cash flow provided by (used in) operating
          activities of-
          Continuing operations                                                        480,981           (26,211)
          Discontinued operations                                                     (205,389)         (457,527)
                                                                                --------------    --------------

          Net cash provided by operating activities                                    275,592          (483,738)
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment                                                           (26,921)           (1,049)
    Cash paid for acquisition of Prefco                                                     -         (6,000,000)
    Cash paid for acquisition fees                                                          -           (458,704)
                                                                                --------------    --------------

          Net cash used in investing activities                                        (26,921)       (6,459,753)
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in bank overdraft, net                                                         -           (633,040)
    Repayment of notes payable                                                          (2,008)         (888,560)
    Cash paid for financing fees                                                            -           (394,853)
    Borrowings under line of credit                                                         -          1,993,098
    Borrowings under term loan                                                              -          4,500,000
    Proceeds from private placement of common stock, net                                    -          2,782,384
                                                                                --------------    --------------

          Net cash flows (used in) financing activities                                 (2,008)        7,359,029
                                                                                --------------    --------------

NET INCREASE (DECREASE) IN CASH                                                        246,663           415,538

CASH, beginning of period                                                              142,395                -
                                                                                --------------    -------------

CASH, end of period                                                             $      389,058    $      415,538
                                                                                ==============    ==============

        The accompanying notes are an integral part of these statements.

                         ATLANTIC BEVERAGE COMPANY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1995 AND 1996
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements present the accounts of Atlantic Beverage Company, Inc. (the "Company") and its wholly-owned subsidiaries. The Company, together with its subsidiaries, is engaged in the distribution of specialty beverages in the Baltimore and Washington, D.C. metropolitan areas and, effective January 1, 1996, engaged in the manufacturing, marketing and distribution of meat products in several Texas markets including Houston, Dallas, Austin and San Antonio (see Note 3).

The consolidated financial statements included herein for Atlantic Beverage Company, Inc. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months March 31, 1996, are not necessarily indicative of the operating results expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1995 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated March 31, 1996.

Revenue Recognition

The Company records sales when product is delivered to the customers. Discounts provided, principally volume, are accrued at the time of the sale.

Inventory

Inventory is stated at the lower of cost or market. It is comprised of raw materials, finished goods and inventory supplies. Cost is determined using the first-in, first-out method (FIFO).

Equipment

Equipment consists of machinery and equipment, furniture and fixtures, leasehold improvements and delivery vehicles and are stated at cost. Depreciation is provided using the straight-line method over following useful lives.

                   Machinery and equipment                          5-10 years
                   Furniture and fixtures                              5 years
                   Leasehold improvements                              5 years
                   Vehicles                                         5-10 years

Other Assets

Other assets consist of costs associated with the acquisitions described and includes distribution and license agreements and deferred financing costs. Distribution and license agreements are being amortized over 2-3 years using the straight-line method, while the deferred financing costs are being amortized over 5 years using the effective interest method.

Goodwill

Goodwill was recorded with the acquisitions of the Predecessor, Prefco, Inc. and Carlton Foods, Inc. (see Note 3) and is being amortized using the straight-line method over 5 to 40 years.

2.   LINE OF CREDIT:

In March 1996, the Company entered into a new line of credit agreement with a bank through March 2001. Under the terms of the agreement, the Company is permitted to borrow up to $6,500,000, subject to advance formulas based on accounts receivable and inventory. Amounts borrowed are due on demand and bear interest at the bank's prime rate plus an additional rate of 1%. Amounts borrowed are payable monthly and are secured by all assets of the Company.

3.   ACQUISITION OF PREFCO AND MERGER OF CARLTON FOODS:

As of January 1, 1996, a newly formed wholly-owned subsidiary of the Company acquired the outstanding common stock of Prefco, Inc. (Prefco). Also as of January 1, 1996, Carlton Foods, Inc. (Carlton) was merged into another newly formed, wholly-owned subsidiary of the Company. The acquisitions were accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based upon fair value. The resulting goodwill was determined as follows:

                                                                                         Prefco           Carlton
      Cash consideration provided at closing                                         $    6,000,000   $           -
      Consideration paid through the issuance of note to the Seller                       1,400,000               -
      Consideration paid through the issuance of the Company's
          common stock                                                                       75,000          600,002
      Debt assumed by the Company                                                                -         3,046,231
      Acquisition costs                                                                     230,852          227,852
                                                                                     --------------   --------------

             Total purchase price                                                    $    7,705,852   $    3,874,085
                                                                                     ==============   ==============

                                                                                         Prefco           Carlton
      Cash                                                                           $    2,445,210   $       22,959
      Accounts receivable                                                                 5,037,027          464,445
      Inventory                                                                           1,776,325          418,547
      Prepaid expenses and other assets                                                     152,059           84,569
      Property, plant and equipment                                                         222,450        1,301,062
                                                                                     --------------   --------------

                Total assets acquired                                                     9,633,071        2,291,582
                                                                                     --------------   --------------

      Bank overdrafts                                                                     2,821,156          262,543
      Accounts payable                                                                    4,908,042          246,712
      Accrued expenses                                                                      261,873          405,212
      Deferred tax liability                                                                     -           167,000
      Obligations under capital lease                                                            -           151,085
                                                                                     --------------   --------------

                Total liabilities assumed                                                 7,991,071        1,232,552
                                                                                     --------------   --------------

                Net assets acquired                                                       1,642,000        1,059,030
                                                                                     --------------   --------------
                Goodwill                                                             $    6,063,852   $    2,815,055
                                                                                     ==============   ==============

In connection with these transactions, the Company issued approximately 650,000 shares of common stock to the former stockholders of Carlton and Prefco and issued at a price of $1.05 per share approximately $2.7 million shares of common stock in a private placement to a limited number of purchasers. In connection with the private placement, the Company incurred costs of approximately $121,000. The Company also entered into a loan agreement with a commercial bank which provided a $4.5 million term loan and a $6.5 million revolving line of credit (see Note 2). The Company also issued a subordinated promissory note to the former shareholders of Prefco in the amount of $1.4 million. The note bears interest at 9% per annum and is payable in quarterly installments of interest, with a final payment of all outstanding interest and principal on March 15, 2001.

4.     DISCONTINUATION OF THE FLYING FRUIT FANTASY DIVISION:

In December 1995, the Company adopted a plan to dispose of its Flying Fruit Fantasy division. As a result, the Company recognized a one-time charge of $2,410,200, in the fourth quarter of 1995. The net liabilities of the Flying Fruit Fantasy division have been presented separately in the accompanying December 31, 1995 and March 31, 1996, consolidated balance sheets. The result of operations for the three months ended March 31, 1995, are presented separately in the statement of operations as a loss from discontinued operations.

5.     TERMINATION SETTLEMENT:

During the first quarter of 1996, Atlantic Beverage and one of its former suppliers agreed to terminate their distribution agreement. As part of the settlement, the former supplier agreed to pay Atlantic Beverage $250,000 in consideration. The consideration received is included in other income on the consolidated statements of operations. During 1995, approximately 4% of the total cases sold represented cases supplied by this former supplier.

6.     CONTINGENCIES:

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         In November 1993, the Company completed an initial public offering of 1,173,150 shares of common stock at $6.50 per share (the "Offering"). Following the Offering, the Company repaid approximately $4.2 million in debt and recorded a net non-cash charge of approximately $1.3 million in connection with the repayment of debt and the write-off of certain intangible assets.

         On  April  27,  1994,  the  Company  entered  into and  consummated  an agreement to acquire certain assets and marketing rights from Flying Fruit Fantasy, USA, Inc. ("FFF") for total consideration of approximately $1.2 million. Under the terms of this agreement, the Company obtained worldwide marketing and distribution rights to a frozen beverage served through automated dispensing machines. In December 1995, the Company adopted a plan to discontinue this division. As a result, in the fourth quarter of 1995, the Company recognized a one-time charge of approximately $2.4 million which reflected the write-off of $1.1 million in equipment and $0.9 million in intangible assets, and costs of approximately $0.4 million associated with discontinuing the operation.

         In the first quarter of 1996, a newly formed, wholly-owned subsidiary of the Company acquired the outstanding common stock of Prefco, Inc. ("Prefco"). Prefco, based in Houston, Texas, markets and distributes its own branded meat products as well as unbranded meat products to the retail grocery trade in Texas. Also in the first quarter of 1996, Carlton Foods, Inc.("Carlton") was merged into another newly formed, wholly-owned subsidiary of the Company. Carlton, based in New Braunfels, Texas, is a manufacturer of branded and private label meat products. The combined purchase price for these entities was approximately $11 million, which included approximately $3.0 million in Carlton refinanced and assumed debt. In connection with these transactions and the financing thereof, the Company incurred transaction costs of approximately $0.9 million, which will be reflected as an asset on the Company's balance sheet.

         In connection with such transactions, the Company issued approximately 650,000 shares of common stock to the former stockholders of Carlton and Prefco and issued at a price of $1.05 per share approximately 2.7 million shares of common stock in a private placement to a limited number of purchasers. The Company incurred transaction costs of approximately $0.1 million in connection with the private placement. The Company also entered into a loan agreement with LaSalle National Bank (the "LaSalle Facility") which provided a $4.5 million term loan and a $6.5 million revolving line of credit. The Company also issued a subordinated promissory note to the former shareholders of Prefco in the amount of $1.4 million. The note bears interest at 9% per annum and is payable in quarterly installments of interest, with a final payment of all outstanding interest and principal on March 15, 2001.


Results of Operations

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

         Net Sales. Net sales increased by approximately $29.3 million or 602% from approximately $4.9 million for the quarter ended March 31, 1995 to approximately $34.2 million for the quarter ended March 31, 1996. This increase reflects the acquisition of Carlton and Prefco. Sales attributable to the Company's beverage business declined approximately 22%.

         Gross Profit. Gross profit increased by approximately $2.6 million or 189% from approximately $1.4 million for the quarter ended March 31, 1995 to approximately $4.0 million for the quarter ended March 31, 1996. This increase reflects the acquisition of Carlton and Prefco. Gross profit as a percentage of net sales decreased from 28.5% to 11.7% reflecting the lower gross profit margin associated with the Company's food operations. Gross profit from beverage sales did increase, however, from 28.5% of sales to 30.3% of sales reflecting lower product costs and higher selling prices.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.5 million or 186% from approximately $1.4 million for the quarter ended March 31, 1995 to approximately $3.9 million for the quarter ended March 31, 1996. This increase reflects the acquisition of Carlton and Prefco. As a percentage of net sales, selling, general and administrative expenses decreased from 27.9% to 11.4%. This decrease reflects the fact that expenses as a percentage of sales are significantly lower in the Company's food operations than in its beverage operations.

         Income from Operations. Income from operations increased approximately $0.1 million or 329% from approximately $24,000 for the quarter ended March 31, 1995 to approximately $0.1 million for the quarter ended March 31, 1996. This increase is primarily attributable to the Company's newly acquired food businesses.

         Interest Expense. Interest expense increased approximately $0.3 million from approximately $2,000 for the quarter ended March 31, 1995 to approximately $0.3 million for the quarter ended March 31, 1996. This increase was attributable to debt that the Company incurred in connection with the acquisitions of Carlton and Prefco, including $4.5 million in bank term debt and $1.7 million owed to former owners of Carlton and Prefco, in addition to amounts outstanding under the Company's line of credit.

         Other Income. Other income increased approximately $0.4 million from zero for the quarter ended March 31, 1995 to approximately $0.4 million for the quarter ended March 31, 1996. This increase was primarily the result of a one-time settlement payment of approximately $0.3 million that the Company received from a former beverage supplier.

         Net Income (Loss) from Continuing Operations. Net income (loss) from continuing operations increased approximately $0.2 million from approximately $26,000 for the quarter ended March 31, 1995 to approximately $0.2 million for the quarter ended March 31, 1996. This increase reflects factors discussed above in income from operations, interest expense, and other income.

         Loss from Discontinued Operations. Loss from discontinued operations decreased approximately $0.1 million from approximately $0.1 million for the quarter ended March 31, 1995 to zero for the quarter ended March 31, 1996. The loss in 1995 represents the results of the Company's discontinued frozen beverage division.

         Net Income (Loss). Net income (loss) increased approximately $0.3 million from a loss of approximately $0.1 million for the quarter ended March 31, 1995 to income of approximately $0.2 million for the quarter ended March 31, 1996.


Liquidity and Capital Resources

         Cash used in operating activities for the quarter ended March 31, 1996 was approximately $0.5 million. This amount was principally affected by net income, the add-back of depreciation and amortization, loss from discontinued operations, a decrease in accounts payable and a decrease in accounts receivable. Cash used in investing activities for the quarter ended March 31, 1996 was approximately $6.5 million and primarily reflected the acquisition of Carlton and Prefco. Cash provided by financing activities was approximately $7.4 million and was principally affected by debt incurred in connection with the acquisition of Carlton and Prefco. Net cash increase during the period was approximately $0.4 million.

         The Company believes that cash generated from operations and bank borrowings will be sufficient to fund its working capital requirements and capital expenditures as currently contemplated for the next quarter. This belief is based on projections of operating results which necessarily involve uncertainty. Actual results may differ materially from projections. The LaSalle Facility contains certain covenants, compliance with which is a condition to all borrowings. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the LaSalle Facility.

         The Company, from time to time, reviews the possible acquisition of other businesses.

Seasonality

         Consumer demand for beverage products distributed by the Company tends to be greater during warmer months. Accordingly, the Company's beverage sales and profits are generally highest in the second and third calendar quarters. Management believes that this phenomenon will be mitigated by the results of its food operations.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

None

Item 2.           Changes in Securities.

None

Item 3.           Defaults Upon Senior Securities.

None

Item 4.           Submission of Matter to a Vote of Security Holders.

None

Item 5.           Other Information.

None

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits:  The following are annexed as Exhibits:

         Exhibit Number                     Description

                  10.08B                    Consulting  Agreement  dated March 15, 1996
                                            by and between the Company, Sterling Advisors,
                                            L.P. and Elfman Venture Partners, Inc.

                  11.1                      Statement Regarding Computation of Per
                                            Share Earnings

                  27.1                      Financial Data Schedule

(b)      Reports on Form 8-K:

         Form 8-K filed April 1, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ATLANTIC BEVERAGE COMPANY, INC.



Date:      May 15, 1996           By:    /s/ John F. Izzo
                                         ------------------------------------
                                         John F. Izzo, Vice President-Finance
                                         Controller and Treasurer
                                         (On behalf of Registrant and as
                                             Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit Number                      Description                                                            Page
10.08B                               Consulting Agreement dated March 15, 1996
                                     by and between the Company, Sterling
                                     Advisors, L.P. and Elfman Venture Partners, Inc.                      16


11.1                                Statement Regarding Computation of Per                                 22
                                    Share Earnings

27.1                                Financial Data Schedule