Form 10-Q
period 1996-06-30
ATLANTIC BEVERAGE CO INC
filed 1996-08-14
CIK 912609

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

             [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the quarter ended June 30, 1996

                                       OR
            [ ]   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
             For the transition period from _________ to _________

                        Commission File Number: 0-22614

                        Atlantic Beverage Company, Inc.

- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
- --------------------------------------------------------------------------------

                   Delaware                                     36-3761400
- --------------------------------------------              ----------------------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

           1587 Sulphur Spring Road
             Baltimore, Maryland                                  21227
- --------------------------------------------              ----------------------
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (410) 247-5857
          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
- --------------------------------------------------------------------------------
                                 Title of Class
- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes X    No

As of June 30, 1996, there were outstanding 5,740,984 shares of Common Stock, par value $.01 per share, of the Registrant.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         ATLANTIC BEVERAGE COMPANY, INC.

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION

                                                                                               Page
         Item 1.      Financial Statements (Unaudited)

                      Consolidated Balance Sheets at
                      December 31, 1995 and June 30, 1996-----------------------------------------3

                      Consolidated  Statements of Operations  for the six months ended June 30, 1996 and 1995,  three months ended June 30,
                      1996 and 1995---------------------------------------------------------------4

                      Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1996 and 1995------------------------------------------------5

                      Notes to Consolidated Financial Statements
                      (June 30, 1995 and 1994)----------------------------------------------------6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations-----------------------------------------9

PART II - OTHER INFORMATION

         Item 1-6.             ------------------------------------------------------------------13

SIGNATURES---------------------------------------------------------------------------------------14

INDEX TO EXHIBITS--------------------------------------------------------------------------------15

                         ATLANTIC BEVERAGE COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   December 31,          June 30,
                                                                                      1995                 1996
                                    ASSETS

CURRENT ASSETS:
    Cash          .........................................................     $           -       $      973,784
    Short-term investments.................................................                 -              809,357
    Accounts receivable, net...............................................            798,385           7,158,386
    Inventory..............................................................            630,968           3,009,218
    Prepaid expenses and other.............................................            171,467             400,479
                                                                                --------------      --------------

              Total current assets.........................................          1,600,820          12,351,224

EQUIPMENT, net.............................................................            706,518           2,116,666

NONCOMPETE AGREEMENTS, net.................................................            116,000              96,000

DEFERRED TAX ASSET.........................................................            365,000             365,000

GOODWILL, net..............................................................             30,666           8,644,987

OTHER ASSETS, net                                                                      102,143             411,649
                                                                                --------------      --------------

              Total Assets.................................................     $    2,921,147      $   23,985,526
                                                                                ==============      ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank overdraft.........................................................     $      297,458      $    1,762,284
    Line of credit.........................................................            440,000           3,754,309
    Accounts payable.......................................................            855,846           6,441,106
    Accrued expenses.......................................................             42,528             698,068
    Current portion of obligations under capital leases ...................                 -               54,877
    Current portion of notes payable ......................................                788             812,500
    Net current liabilities of discontinued operations.....................            722,173             227,989
                                                                                --------------      --------------

              Total current liabilities....................................          2,358,793          13,751,133

NOTES PAYABLE, net of current portion......................................                 -            5,187,500

OBLIGATIONS UNDER CAPITAL LEASE, net of current portion                                     -              177,026

DEFERRED TAX LIABILITY.....................................................                 -              167,000
                                                                                --------------      --------------

              Total Liabilities............................................          2,358,793          19,282,659
                                                                                --------------      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares
       authorized; none issued.............................................                 -                   -
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,149,022 and 2,727,955 shares issued and outstanding
       in 1996 and 1995, respectively......................................             27,280              61,490
    Series A nonvoting convertible preferred stock, $.01
       par value; 1 share authorized, issued and outstanding...............                 -                   -
    Treasury stock, at cost, 408,038 shares................................           (427,070)           (427,070)
    Additional paid-in capital.............................................          5,041,252           8,834,505
    Accumulated deficit....................................................         (4,079,108)         (3,766,058)
                                                                                --------------      --------------

              Total Stockholders' Equity...................................            562,354           4,702,867
                                                                                --------------      --------------

              Total Liabilities and Stockholders' Equity...................     $    2,921,147      $   23,985,526
                                                                                ==============      ==============

      The accompanying notes are an integral part of these balance sheets.

                         ATLANTIC BEVERAGE COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Six Months Ended                 Three Months Ended
                                                             June 30,                         June 30,
                                                  ------------------------------   -------------------------------
                                                       1996            1995             1996             1995
                                                  --------------  -------------    --------------   --------------
NET SALES...................................      $   71,226,302  $   10,795,185   $   37,010,854   $    5,923,535

COST OF GOODS SOLD .........................          62,604,957       7,755,498       32,396,840        4,271,469
                                                  --------------  --------------   --------------   --------------

          Gross Profit......................           8,621,345       3,039,687        4,614,014        1,652,066
                                                  --------------  --------------   --------------   --------------

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:
       Salaries and benefits................           3,769,552       1,581,132        1,977,647          825,442
       Other operating expenses.............           3,924,414       1,145,430        2,054,627          613,454
       Depreciation and amortization .......             489,463         174,381          256,256           98,457
                                                  --------------  --------------   --------------   --------------

          Total selling, general and
              administrative expenses.......           8,183,429       2,900,943        4,288,530        1,537,353
                                                  --------------  --------------   --------------   --------------

          Income (loss) from operations.....             437,916         138,744          325,484          114,713

INTEREST EXPENSE............................             496,727           3,764          219,262            1,957

INTEREST INCOME.............................              13,331           8,932           13,331            4,730

OTHER INCOME................................             420,334              -            31,946               -
                                                  --------------  --------------   --------------   -------------

          Income (loss) before income tax
              provision.....................             374,854         143,912          151,499          117,486

INCOME TAX PROVISION........................                  -               -                -                -
                                                  --------------  --------------   --------------   -------------

          Net income from continuing
              operations after accretion of
              certain preferred stock.......             374,854         143,912          151,499          117,486

          Loss from discontinued operations.                  -         (259,157)              -          (116,544)
                                                  --------------  ---------------  --------------   --------------

          Net income (loss).................      $      374,854  $     (115,245)  $      151,499   $          942
                                                  ==============  ==============   ==============   ==============

INCOME (LOSS) PER COMMON
       SHARE DATA:
    Net income (loss) from continuing
       operations...........................      $        (.09)  $          .05   $         .03    $          .04
                                                  =============   ==============   =============    ==============

    Loss from discontinued operations.......      $           -   $         (.09)  $           -    $         (.04)
                                                  ==============  ==============   ==============   ==============

          Net income (loss).................      $        (.09)  $         (.04)  $         .03    $           -
                                                  =============   ==============   =============    =============

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING...................           4,361,737       2,725,455        5,787,800        2,725,455
                                                  ==============  ==============   ==============   ==============

        The accompanying notes are an integral part of these statements.

                         ATLANTIC BEVERAGE COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                           June 30,
                                                                                     1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss).....................................................      $      374,854    $     (115,245)
    Adjustments to reconcile net income to cash flows provided by operating activities, net of non-cash items:
       Depreciation and amortization......................................             509,206           174,381
       Increase in accounts receivable, net...............................            (837,529)         (182,241)
       Increase in inventory..............................................            (183,378)         (145,913)
       (Increase) decrease in prepaid expenses and other..................            (141,131)           44,621
       Decrease in other assets...........................................               7,841                -
       Increase in accounts payable.......................................             430,675           826,336
       Increase in accrued expenses.......................................              76,771            54,943
                                                                                --------------    --------------

              Net cash flows from-
                 Continuing operations....................................             237,309           656,882
                                                                                --------------    --------------
                 Discontinued operations..................................            (494,184)         (173,743)
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of equipment...........................................            (183,385)         (299,647)
       Increase in short-term investments.................................            (809,357)               -
       Cash paid for acquisition of Prefco and Carlton,
          net of cash acquired............................................          (3,532,001)               -
       Cash paid for acquisition fees.....................................            (370,690)               -
                                                                                --------------    -------------

              Net cash flows from investing activities....................          (4,895,433)         (299,647)
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of equipment notes payable..................................                  -            (59,353)
    Repayment of other long-term liabilities..............................                  -            (19,669)
    Cash paid for financing fees..........................................            (394,853)               -
    Borrowings under line of credit.......................................           3,314,309                -
    Borrowings under term loan............................................           4,500,000                -
    Repayment of capital lease obligation.................................             (10,267)               -
    Decrease in bank overdraft, net.......................................          (1,618,873)               -
    Repayment of notes payable............................................          (2,446,608)
    Proceeds from private placement of common stock, net..................           2,782,384                -
                                                                                --------------    -------------

              Net cash flows from financing activities....................           6,126,092           (79,022)
                                                                                --------------    --------------

NET INCREASE IN CASH......................................................             973,784           104,470

CASH, beginning of period.................................................                  -            142,395
                                                                                --------------    --------------

CASH, end of period.......................................................      $      973,784    $      246,865
                                                                                ==============    ==============



        The accompanying notes are an integral part of these statements.



                         ATLANTIC BEVERAGE COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1994


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

         The  consolidated  financial  statements  included  herein for Atlantic
Beverage  Company,  Inc.  have been  prepared  by the  Company,  without  audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
In  management's  opinion,  the interim  financial data  presented  includes all adjustments  (which include only normal recurring  adjustments)  necessary for a
fair  presentation.   Certain  information  and  footnote  disclosures  normally included in the consolidated  financial  statements  prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant
to  such  rules  and  regulations.   However,  the  Company  believes  that  the
disclosures are adequate to understand the information presented. The results of operations  for the three months and six months  ending June 30,  1996,  are not necessarily indicative of the operating results expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1995 consolidated financial statements and notes thereto  included in the  Company's  annual  report on Form 10-K dated March 31,
1996.

Revenue Recognition

         The Company  records sales when product is delivered to the  customers.
Discounts provided, principally volume, are accrued at the time of the sale.

Inventory

         Inventory is stated at the lower of cost or market. It is comprised of raw materials, finished goods and inventory supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:

                                             December 31,        June 30,
                                                 1995              1996

      Raw materials.....................   $           -     $      114,833
      Finished goods....................          630,968         2,732,152
      Packaging supplies................               -            162,233
                                           --------------    --------------

             Total purchase price.......   $      630,968    $    3,009,218
                                           ==============    ==============



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


                                                                                         Prefco           Carlton
      Cash consideration provided at closing...................................      $    6,000,000   $           -
      Consideration paid through the issuance of note to the Seller............           1,400,000               -
      Consideration paid through the issuance of the Company's
          common stock.........................................................              75,000          600,002
      Debt assumed by the Company..............................................                  -         3,046,231
      Acquisition costs........................................................             230,852          227,852
                                                                                     --------------   --------------

             Total purchase price..............................................      $    7,705,852   $    3,874,085
                                                                                     ==============   ==============

                                                                                         Prefco           Carlton

      Cash.....................................................................      $    2,445,210   $       22,959
      Accounts receivable......................................................           5,037,027          464,445
      Inventory................................................................           1,776,325          418,547
      Prepaid expenses and other assets........................................             152,059           84,569
      Property, plant and equipment............................................             222,450        1,301,062
                                                                                     --------------   --------------

                Total assets acquired..........................................           9,633,071        2,291,582
                                                                                     --------------   --------------

      Bank overdrafts..........................................................           2,821,156          262,543
      Accounts payable.........................................................           4,908,042          246,712
      Accrued expenses.........................................................             261,873          405,212
      Deferred tax liability...................................................                  -           167,000
      Obligations under capital lease..........................................                  -           151,085
                                                                                     --------------   --------------

                Total liabilities assumed......................................           7,991,071        1,232,552
                                                                                     --------------   --------------

                Net assets acquired............................................           1,642,000        1,059,030
                                                                                     --------------   --------------
                Goodwill.......................................................      $    6,063,852   $    2,815,055
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

4.       DISCONTINUATION OF THE FLYING FRUIT FANTASY DIVISION:

         In December 1995, the Company adopted a plan to dispose of its Flying Fruit Fantasy division. As a result, the Company recognized a one-time charge of $2,410,200, in the fourth quarter of 1995. The net liabilities of the Flying Fruit Fantasy division have been presented separately in the accompanying December 31, 1995 and June 30, 1996, consolidated balance sheets. The result of operations for the three months and six months ended June 30, 1995, are presented separately in the statement of operations as a loss from discontinued operations.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company completed its initial public offering of common stock (the "Offering") in 1993. Following the Offering, the Company repaid approximately $4.2 million in debt and recorded a net non-cash charge of approximately $1.3 million in connection with the repayment of debt and the write-off of certain intangible assets.

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

         In the first quarter of 1996, a newly formed, wholly-owned subsidiary of the Company acquired the outstanding common stock of Prefco, Inc. ("Prefco"). Prefco, based in Houston, Texas, markets and distributes its own branded meat products as well as unbranded meat products to the retail grocery trade in Texas. Also in the first quarter of 1996, Carlton Foods, Inc.("Carlton") was merged into another newly formed, wholly-owned subsidiary of the Company. Carlton, based in New Braunfels, Texas, is a manufacturer of branded and private label meat products. The combined purchase price for these entities was approximately $11 million, which included approximately $3.0 million in Carlton refinanced and assumed debt. In connection with these transactions and the financing thereof, the Company incurred transaction costs of approximately $0.9 million, which were recorded as an asset on the Company's balance sheet.

         In connection with such transactions, the Company issued approximately 650,000 shares of common stock to the former stockholders of Prefco and Carlton and issued at a price of $1.05 per share approximately 2.7 million shares of common stock in a private placement to a limited number of purchasers. The Company incurred transaction costs of approximately $0.1 million in connection with the private placement. The Company also entered into a loan agreement with LaSalle National Bank (the "LaSalle Facility") which provided a $4.5 million term loan and a $6.5 million revolving line of credit. The Company also issued a subordinated promissory note to the former shareholders of Prefco in the amount of $1.4 million. The note bears interest at 9% per annum and is payable in sixty monthly installments of interest, with a final payment of all outstanding interest and principal on March 15, 2001.

         In August of 1996, a newly formed, wholly-owned subsidiary of the Company acquired certain of the assets of Richards Cajun Country Food Processors ("Richards"). Richards, based in Church Point, Louisiana, is engaged in the manufacturing, marketing and distribution of Cajun-style processed meat and specialty food products. The purchase price for these assets was approximately $3.4 million, which included cash paid at closing in the amount of $2.5 million and a subordinated promissory note in the amount of $0.85 million. In connection with these transactions and the financing thereof, the Company incurred transaction costs of approximately $0.3 million, which will be reflected as an asset on the Company's balance sheet.

         In funding the $2.5 million cash portion of the Richards transaction, the Company used approximately $0.8 million of existing cash balances and approximately $0.3 million of additional borrowings under the LaSalle Facility and obtained additional term debt from LaSalle National Bank in the amount of $1.4 million.

Results of Operations

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

         Net Sales. Net sales increased by approximately $31.1 million or 525% from approximately $5.9 million for the quarter ended June 30, 1995 to approximately $37.0 million for the quarter ended June 30, 1996. This increase reflects the acquisition of Carlton and Prefco.

         Gross Profit. Gross profit increased by approximately $3.0 million or 179% from approximately $1.6 million for the quarter ended June 30, 1995 to approximately $4.6 million for the quarter ended June 30, 1996. This increase reflects the acquisition of Carlton and Prefco. Gross profit as a percentage of net sales decreased from 27.9% to 12.5% reflecting the lower gross profit margin associated with the Company's food operations. Gross profit from beverage sales did increase, however, from 27.9% of sales to 29.8% of sales reflecting lower product costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.8 million or 179% from approximately $1.5 million for the quarter ended June 30, 1995 to approximately $4.3 million for the quarter ended June 30, 1996. This increase reflects the acquisition of Carlton and Prefco. As a percentage of net sales, selling, general and administrative expenses decreased from 25.9% to 11.6%. This decrease reflects the fact that expenses as a percentage of sales are significantly lower in the Company's food operations than in its beverage operations.

         Income from Operations. Income from operations increased approximately $0.2 million or 178% from approximately $0.1 million for the quarter ended June 30, 1995 to approximately $0.3 million for the quarter ended June 30, 1996. This increase is attributable to income from the Company's newly acquired food businesses as well as the improvement in gross margin in the Company's beverage business.

         Interest Expense. Interest expense increased approximately $0.2 million from approximately $4,500 for the quarter ended June 30, 1995 to approximately $0.2 million for the quarter ended June 30, 1996. This increase was attributable to debt that the Company incurred in connection with the acquisitions of Carlton and Prefco, including $4.5 million in bank term debt and $1.7 million owed to former owners of Carlton and Prefco, in addition to amounts outstanding under the Company's line of credit.

         Net Income from Continuing Operations. Net income from continuing operations increased approximately $34,000 from approximately $117,000 for the quarter ended June 30, 1995 to approximately $151,000 for the quarter ended June 30, 1996. This increase reflects factors discussed above in income from operations and interest expense.

         Loss from Discontinued Operations. Loss from discontinued operations decreased approximately $0.1 million from approximately $0.1 million for the quarter ended June 30, 1995 to zero for the quarter ended June 30, 1996. The loss in 1995 represents the results of the Company's discontinued frozen beverage division.

         Net  Income.   Net  income   increased   approximately   $150,000  from
approximately $1,000 for the quarter ended June 30, 1995 to income of approximately $151,000 for the quarter ended June 30, 1996.

Six months Ended June 30, 1996 Compared to Six months Ended June 30, 1995

         Net Sales. Net sales increased by approximately $60.4 million or 560% from approximately $10.8 million for the six months ended June 30, 1995 to approximately $71.2 million for the six months ended June 30, 1996. This increase reflects the acquisition of Carlton and Prefco.

         Gross Profit. Gross profit increased by approximately $5.6 million or 184% from approximately $3.0 million for the six months ended June 30, 1995 to approximately $8.6 million for the six months ended June 30, 1996. This increase reflects the acquisition of Carlton and Prefco. Gross profit as a percentage of net sales decreased from 28.2% to 12.1% reflecting the lower gross profit margin associated with the Company's food operations. Gross profit from beverage sales did increase, however, from 28.2 % of sales to 30% of sales reflecting lower product costs and higher selling prices.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $5.3 million or 183% from approximately $2.9 million for the six months ended June 30, 1995 to approximately $8.2 million for the six months ended June 30, 1996. This increase reflects the acquisition of Carlton and Prefco. As a percentage of net sales, selling, general and administrative expenses decreased from 26.8% to 11.5%. This decrease reflects the fact that expenses as a percentage of sales are significantly lower in the Company's food operations than in its beverage operations.

         Income from Operations. Income from operations increased approximately $0.3 million or 206% from approximately $0.1 for the six months ended June 30, 1995 to approximately $0.4 million for the six months ended June 30, 1996. This increase is primarily attributable to the Company's newly acquired food businesses. This increase is attributable to income from the Company's newly acquired food businesses as well as to the improvement in gross margin in the Company's beverage business.

         Interest Expense. Interest expense increased approximately $0.5 million from approximately $9,000 for the six months ended June 30, 1995 to approximately $0.5 million for the six months ended June 30, 1996. This increase was attributable to debt that the Company incurred in connection with the acquisitions of Carlton and Prefco, including $4.5 million in bank term debt and $1.7 million owed to former owners of Carlton and Prefco, in addition to amounts outstanding under the Company's line of credit.

         Other Income. Other income increased approximately $0.4 million from zero for the six months ended June 30, 1995 to approximately $0.4 million for the six months ended June 30, 1996. This increase was primarily the result of a one-time settlement payment of approximately $0.3 million that the Company received from a former beverage supplier.

         Net Income from Continuing Operations. Net income from continuing operations increased approximately $232,000 from approximately $143,000 for the six months ended June 30, 1995 to approximately $375,000 for the six months ended June 30, 1996. This increase reflects factors discussed above in income from operations, interest expense, and other income.

         Loss from Discontinued Operations. Loss from discontinued operations decreased approximately $0.3 million from approximately $0.3 million for the six months ended June 30, 1995 to zero for the six months ended June 30, 1996. The loss in 1995 represents the results of the Company's discontinued frozen beverage division.

         Net Income (Loss). Net income (loss) increased approximately $0.5 million from a loss of approximately $0.1 million for the six months ended June 30, 1995 to income of approximately $0.4 million for the six months ended June 30, 1996.

Liquidity and Capital Resources

         Cash used in operating activities for the six months ended June 30, 1996 was approximately $ 0.4 million. This amount was principally affected by net income, the add-back of depreciation and amortization, a decrease in short-term investments, reduction in net liabilities of discontinued operations, an increase in accounts payable and an increase in accounts receivable. Cash used in investing activities for the six months ended June 30, 1996 was approximately $6.6 million and primarily reflected the acquisition of Carlton and Prefco. Cash provided by financing activities was approximately $7.2 million and was principally affected by debt incurred and equity raised in connection with the acquisition of Carlton and Prefco. Net cash increase during the period was approximately $1.0 million.

         The Company believes that cash generated from operations and bank borrowings will be sufficient to fund its working capital requirements and capital expenditures as currently contemplated for the next year. This is a forward-looking statement and is inherently uncertain. Actual results may differ materially. The Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's compliance with covenants in the LaSalle Facility. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the LaSalle Facility.

         The Company, from time to time, reviews the possible acquisition of other products or businesses. The Company's ability to expand successfully through acquisition depends on many factors, including the successful identification and acquisition of products or businesses and the Company's ability to integrate and operate the acquired products or businesses successfully. There can be no assurance that the Company will be successful in acquiring or integrating any such products or businesses.

Seasonality

         Consumer demand for beverage products distributed by the Company tends to be greater during warmer months. Accordingly, the Company's beverage sales and profits are generally highest in the second and third calendar quarters. Management believes that this effect will be mitigated by the results of its food operations.

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

Item 5.           Other Information.

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:  The following are annexed as Exhibits:

                                 Exhibit
                                 Number       Description

                                  3.01*       Certificate of Incorporation of
                                              the Company, including all
                                              amendments thereto

                                  3.02*       By-Laws of the Company

                                  11.2 Statement Regarding Computation of Per Share Earnings for the three months ended June 30, 1996

                                  11.3 Statement Regarding Computation of Per Share Earnings for the six months ended June 30, 1996

                                  27.2        Financial Data Schedule


                  (b)      Reports on Form 8-K:

                           Form 8-K filed August 12, 1996

                           Form 8-K/A filed August 13, 1996




* Filed with the Company's Registration Statement No. 33-69438.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ATLANTIC BEVERAGE COMPANY, INC.



Date:    August 14, 1996        By: /s/ John F. Izzo
                                    ------------------------------
                                        John F. Izzo,
                                        Vice President-Finance Controller and
                                        Treasurer (On behalf of Registrant and
                                        as Chief Accounting Officer)

                                INDEX TO EXHIBITS


     Exhibit Number                        Description                                 Page
          11.2         Statement Regarding Computation of Per Share Earnings for
                       the three months ended June 30, 1996                               1

          11.3         Statement Regarding Computation of Per Share Earnings for the      2
                       six months ended June 30, 1996

          27.2         Financial Data Schedule                                            3