Form 10-Q
period 1996-09-30
ATLANTIC BEVERAGE CO INC
filed 1996-11-14
CIK 912609

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-Q

      [x]       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the quarter ended September 30, 1996

                                       OR
      [ ]      Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
             For the transition period from _________ to _________

                        Commission File Number: 0-22614

                        Atlantic Beverage Company, Inc.

             (Exact name of registrant as specified in its charter)


                   Delaware                                36-3761400
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification No.)

          650 Dundee Road, Suite 370
             Northbrook, Illinios                           60062
   (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (847) 480-4000
          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 1996, there were outstanding 5,740,984 shares of Common Stock, par value $.01 per share, of the Registrant.

                        ATLANTIC BEVERAGE COMPANY, INC.
                                     INDEX

                                   FORM 10-Q

                                                                           Page
PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                      Consolidated Balance Sheets at
                      December 31, 1995 and September 30, 1996............... 3

                      Consolidated Statements of Operations for the nine months ended September 30, 1996 and 1995, three months ended
                      September 30, 1996 and 1995 ........................... 4

                      Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 1996 and 1995...................... 5

                      Notes to Consolidated Financial Statements
                      (September 30, 1995 and 1994).......................... 6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................... 10

PART II - OTHER INFORMATION

         Item 1-6.             ............................................. 15

SIGNATURES.................................................................. 16

INDEX TO EXHIBITS........................................................... 17

                        ATLANTIC BEVERAGE COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                                    September 30,        December 31,
                                                                                        1996               1995
                                                                                     ------------        ------------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash                                                                            $ 1,141,787         $         -
    Accounts receivable, net                                                          6,136,979             798,385
    Inventory                                                                         3,845,080             630,968
    Prepaid expenses and other                                                          662,420             171,467
                                                                                     ----------           ---------
          Total current assets                                                       11,786,266           1,600,820
EQUIPMENT, net                                                                        3,154,944             706,518
NONCOMPETE AGREEMENTS, net                                                               86,000             116,000
DEFERRED TAX ASSET                                                                      365,000             365,000
GOODWILL, net                                                                        11,063,869              30,666
OTHER ASSETS, net                                                                       430,540             102,143
                                                                                     ----------           ---------
          Total Assets                                                              $26,886,619         $ 2,921,147
                                                                                     ==========           ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank overdraft                                                                  $ 2,034,230         $   297,458
    Line of credit                                                                    5,071,891             440,000
    Accounts payable                                                                  5,238,175             855,846
    Accrued expenses                                                                  1,006,696              42,528
    Current portion of obligations under capital leases                                  30,342                  -
    Current portion of notes payable                                                  1,761,606                 788
    Net current liabilities of discontinued operations                                  203,492             722,173
                                                                                     ----------           ---------
          Total current liabilities                                                  15,346,432           2,358,793
NOTES PAYABLE, net of current portion                                                 6,286,510                  -
OBLIGATIONS UNDER CAPITAL LEASE, net of current portion                                  86,795                  -
DEFERRED TAX LIABILITY                                                                  167,000                  -
                                                                                     ----------           ---------
          Total Liabilities                                                          21,886,737           2,358,793
                                                                                     ----------           ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares
       authorized; none issued                                                               -                   -
    Common stock, $.01 par value; 30,000,000 shares authorized;
     6,149,022 and 2,727,955 shares issued and outstanding
       in 1996 and 1995, respectively                                                    61,490              27,280
    Series A nonvoting convertible preferred stock, $.01
       par value; 1 share authorized, issued and outstanding                                 -                   -
    Treasury stock, at cost, 408,038 shares                                            (427,070)           (427,070)
    Additional paid-in capital                                                        8,772,702           5,041,252
    Accumulated deficit                                                              (3,407,240)         (4,079,108)
                                                                                     ----------           ---------
          Total Stockholders' Equity                                                  4,999,882             562,354
                                                                                     ----------           ---------
          Total Liabilities and Stockholders' Equity                                $26,886,619         $ 2,921,147
                                                                                     ==========           =========


      The accompanying notes are an integral part of these balance sheets.

                        ATLANTIC BEVERAGE COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            Nine Months Ended                      Three Months Ended
                                                              September 30,                         September 30,
                                                            -----------------                      ------------------

                                                           1996                 1995                1996               1995
                                                           ----                 ----                ----               ----
NET SALES                                                $110,929,668         $16,838,094        $39,703,366         $6,042,909

COST OF GOODS SOLD                                         98,805,071          12,071,752         35,218,190          4,315,512
                                                           ----------          ----------         ----------          ---------

       Gross profit                                        12,124,597           4,766,342          4,485,176          1,727,397
                                                           ----------          ----------         ----------          ---------

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:
     Salaries and benefits                                  4,975,230           2,406,439          1,775,194            825,297
     Other operating expenses                               5,472,137           1,806,306          1,960,131            661,018
     Depreciation and amortization                            650,029             278,457            204,325            109,136
                                                            ---------           ---------          ---------          ---------
         Total selling, general and
                      administrative expenses              11,097,396           4,491,202          3,939,650          1,595,451
                                                           ----------           ---------          ---------          ---------

             Income from operations                         1,027,201             275,140            545,526            131,946

INTEREST EXPENSE                                              814,255              13,688            273,769              4,864

INTEREST INCOME                                                18,318              11,553              4,987              2,742

OTHER INCOME                                                  440,608                   -             20,274                  -
                                                              -------           ---------          ---------          ---------

       Income before income tax
          provision                                           671,872             273,005            297,018            129,824

INCOME TAX PROVISION                                                -                   -                  -                  -
                                                              -------           ---------          ---------          ---------

       Net income from continuing
          operations after accretion of
          certain preferred stock                             671,872             273,005            297,018            129,824
                                                              -------             -------            -------            -------

       Loss from discontinued operations                            -            (391,468)                 -           (132,994)
                                                              -------             -------            -------            -------

       Net income (loss)                                   $  671,872         $  (118,463)       $   297,018         $   (3,170)
                                                              -------             -------            -------            -------

INCOME (LOSS) PER COMMON SHARE
     DATA:
    Net income (loss) from  continuing
     operations                                            $      .14         $       .11        $       .05         $      .06
                                                              =======            ========           ========           ========

    Loss from discontinued
    operations                                             $        -         $      (.15)       $         -         $     (.06)
                                                              =======            ========           ========           ========

    Net income (loss)                                      $      .14         $      (.05)       $       .05         $        -
                                                              =======            ========           ========           ========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                     4,948,083           2,597,618          5,969,110          2,346,117
                                                            =========           =========          =========          =========



        The accompanying notes are an integral part of these statements.

                        ATLANTIC BEVERAGE COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,


                                                                                      1996               1995
                                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $      671,872     $      273,005
    Adjustments to reconcile net income to cash flows provided by operating activities, net of non-cash items:
     Depreciation and amortization                                                      693,788            278,457
     Writeoff of deferred financing costs                                                16,047                 -
     Decrease (increase) in accounts receivable, net                                    261,867           (107,750)
     Increase in inventory                                                             (956,967)          (162,375)
     (Increase) decrease in prepaid expenses and other                                 (367,881)            95,879
     (Decrease) increase in accounts payable                                           (822,256)           477,071
     Increase (decrease) in accrued expenses                                            385,399             74,137
                                                                                        -------           --------
       Net cash flows from-
          Continuing operations                                                        (118,131)           928,424

          Discontinued operations                                                      (518,681)          (610,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment                                                           (363,932)          (356,629)
    Cash paid for acquisition of Prefco and Carlton, net
     of cash acquired                                                                (3,532,001)                -
    Cash paid for acquisition of Richard's                                           (2,500,000)                -
    Cash paid for acquisition fees                                                     (708,704)                -
    Decrease in other assets                                                            125,409                 -
                                                                                        -------           --------

       Net cash flows from investing activities                                      (6,979,228)         (356,629)
                                                                                     ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of equipment notes payable                                                     -             (61,278)
    Cash paid for financing fees                                                       (420,343)                -
    Borrowings under line of credit                                                   4,631,691            562,934
    Borrowings under term loan                                                        5,900,000                 -
    Repayment of capital lease obligation                                               (33,948)                -
    Decrease in bank overdraft, net                                                  (1,346,927)                -
    Repayment of notes payable                                                       (2,755,031)                -
    Proceeds from private placement of common stock, net                              2,782,384                 -
    Repurchase of common stock                                                               -            (409,588)
                                                                                     ----------          ---------


       Net cash flows from financing activities                                       8,757,826             92,068
                                                                                     ----------          ---------

NET INCREASE IN CASH                                                                  1,141,786             53,643
                                                                                      ---------          ---------

CASH, beginning of period                                                                     -            142,395
                                                                                      ---------          ---------
CASH, end of period                                                                $  1,141,786            196,038
                                                                                      =========          =========




        The accompanying notes are an integral part of these statements.

                        ATLANTIC BEVERAGE COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996 AND 1995


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying consolidated financial statements present the accounts of Atlantic Beverage Company, Inc. (the "Company") and its wholly-owned subsidiaries. The Company, together with its subsidiaries, is engaged in the distribution of specialty beverages in the Baltimore and Washington, D.C. metropolitan areas and, effective January 1, 1996, engaged in the manufacturing, marketing and distribution of meat products in several markets including Houston, Dallas, Austin and San Antonio (see Note 3).

         The consolidated financial statements included herein for Atlantic Beverage Company, Inc. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months and nine months ending September 30, 1996, are not necessarily indicative of the operating results expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1995 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated March 31, 1996.

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

Inventory

         Inventory is stated at the lower of cost or market. It is comprised of raw materials, finished goods and inventory supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:


                                          September 30,      December 31,
                                              1996               1995
                                          ------------       ------------
Raw materials                             $   187,398        $        -
Finished goods                              3,454,135           630,968
Packaging supplies                            203,547                 -
                                            ---------           -------
    Total purchase price                  $ 3,845,080        $  630,968
                                            =========           =======

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

Goodwill

         Goodwill was recorded with the acquisitions of the Predecessor, Prefco, Inc., Carlton Foods, Inc. and Richard's Cajun Country Food Processors (see Note
3) and is being amortized using the straight-line method over 5 to 40 years.

2.   LINE OF CREDIT:

         In March 1996, the Company entered into a new line of credit agreement with a bank through March 2001. Under the terms of the agreement, the Company is permitted to borrow up to $6,500,000, subject to advance formulas based on accounts receivable and inventory. As of September 30, 1996, the Company had outstanding under the the line of credit approximately $5.1 million. The line of credit is subject to monthly payments of interest and quarterly payments of principal with a final payment of interest and principal due March 2001. The interest rate on the line of credit is variable.

3.   ACQUISITION OF PREFCO AND RICHARD'S AND MERGER OF CARLTON FOODS:

         As of January 1, 1996, a newly formed, wholly-owned subsidiary of the Company acquired the outstanding common stock of Prefco, Inc. (Prefco). Also as of January 1, 1996, Carlton Foods, Inc. (Carlton) was merged into another newly formed, wholly-owned subsidiary of the Company. In addition, as of August 1, 1996, another newly formed, wholly-owned subsidiary of the Company acquired certain of the assets of Richard's Cajun Country Food Processors (Richard's). The acquisitions were accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based upon fair value. The resulting goodwill was determined as follows:


                                                                   Prefco             Carlton           Richard's
Cash consideration provided at closing                             $6,000,000         $       -          $2,500,000
Consideration paid through the issuance of note
    to the Seller                                                   1,400,000                 -             865,454
Consideration paid through the issuance of the
    Company's common stock                                             75,000            600,002                 -
Debt assumed by the Company                                                -           2,945,180                 -
Acquisition costs                                                     230,852            227,852            250,000
                                                                      -------          ---------         ----------

     Total purchase price                                          $7,705,852         $3,773,034         $3,615,454
                                                                    =========          =========          =========


Cash                                                               $2,445,210         $   22,959         $        -
Accounts receivable                                                 5,037,027            464,445             98,989
Inventory                                                           1,776,325            418,547             62,273
Prepaid expenses and other assets                                     152,059              1,400             14,192
Property, plant and equipment                                         222,450          1,301,062          1,000,000
                                                                      -------          ---------          ---------

       Total assets acquired                                        9,633,071          2,208,413          1,175,454
                                                                    ---------          ---------          ---------

Bank overdrafts                                                     2,821,156            262,543                  -
Accounts payable                                                    4,908,042            246,712                  -
Accrued expenses                                                      261,873            316,896                  -
Deferred tax liability                                                     -             167,000                  -
Obligations under capital lease                                            -             151,085                  -
                                                                    ---------           ---------         ----------

       Total liabilities assumed                                    7,991,071          1,144,236                  -
                                                                    ---------          ---------          ----------

       Net assets acquired                                          1,642,000          1,064,177          1,175,454
                                                                    ---------          ---------          ----------

          Goodwill                                                 $6,063,852         $2,708,857         $2,440,000
                                                                    =========          =========          =========


         In connection with the Prefco and Carlton transactions, the Company issued approximately 650,000 shares of common stock to the former stockholders of Prefco and Carlton and issued at a price of $1.05 per share approximately $2.7 million shares of common stock in a private placement to a limited number of purchasers. In connection with the private placement, the Company incurred costs of approximately $121,000. The Company also entered into a loan agreement with a commercial bank which provided a $4.5 million term loan and a $6.5 million revolving line of credit (see Note 2). The Company also issued a subordinated promissory note to the former shareholders of Prefco in the amount of $1.4 million. The note bears interest at 9% per annum and is payable in quarterly installments of interest, with a final payment of all outstanding interest and principal on March 15, 2001.

         In connection with the Richard's transaction, the Company paid cash in the amount of $2,500,000 and issued a subordinated promissory note to the former shareholder in the amount of $865,454. The note bears interest at 6.35% per annum and is payable in quarterly installments, with a final payment of all outstanding interest and principal on July 31, 2001. In addition, the former shareholder signed an employment agreement with the Company for three years at a salary of $50,000 per year. If, at the end of three years, the former shareholder is still employed by the Company and Richard's meets certain cumulative operating income targets, the Company will deliver a pre-determined amount of shares to the former shareholder.

4.     DISCONTINUATION OF THE FLYING FRUIT FANTASY DIVISION:

         In December 1995, the Company adopted a plan to dispose of its Flying Fruit Fantasy division. As a result, the Company recognized a one-time charge of $2,410,200, in the fourth quarter of 1995. The net liabilities of the Flying Fruit Fantasy division have been presented separately in the accompanying December 31, 1995 and September 30, 1996, consolidated balance sheets. The result of operations for the three months and nine months ended September 30, 1995, are presented separately in the statement of operations as a loss from discontinued operations.

5.     EMPLOYMENT AGREEMENT:

         Effective March 15, 1996, the Company entered into a five-year employment agreement with its new Chief Executive Officer which provides for base compensation and an incentive bonus. In connection with the employment agreement, the Company also issued 250,000 stock options with an exercise price of $1.50, representing the fair market value at March 15, 1996.

6.     TERMINATION SETTLEMENT:

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

7.     CONTINGENCIES:

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

8.     SUBSEQUENT EVENT:

         On October 1, 1996, the Company acquired the outstanding common stock of Grogan's Farm, Inc. and the assets of Grogan's Sausage, Inc. (collectively referred to as "Grogan's"). In addition, the Company also acquired certain real property previously held by the shareholders of Grogan's. Grogan's, based in Arlington, Kentucky, is engaged in the manufacturing, marketing and distribution of pork sausage products. Its products are sold under the Grogan's brand name in a region that includes six states. The combined purchase price for the acquisition was approximately $3.8 million, including real estate. The Company issued 573,810 shares of its common stock to the former shareholders, paid approximately $1.9 million in cash and issued a subordinated promissory note to the former shareholders in the amount of $200,000. The note is effective October 1, 1998, bears interest at 8% per annum and is payable in quarterly installments, with a final payment of all outstanding interest and principal on September 30, 2001.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company completed its initial public offering of common stock (the "Offering") in 1993. Following the Offering, the Company repaid approximately $4.2 million in debt and recorded a net non-cash charge of approximately $1.3 million in connection with the repayment of debt and the write- off of certain intangible assets.

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

         In the first quarter of 1996, a newly formed, wholly-owned subsidiary of the Company acquired the outstanding common stock of Prefco, Inc. ("Prefco"). Prefco, based in Houston, Texas, markets and distributes its own branded meat products as well as unbranded meat products to the retail grocery trade in Texas. Also in the first quarter of 1996, Carlton Foods, Inc. ("Carlton") was merged into another newly formed, wholly-owned subsidiary of the Company. Carlton, based in New Braunfels, Texas, is a manufacturer of branded and private label meat products. The combined purchase price for these entities was approximately $11 million, which included approximately $3.0 million in Carlton refinanced and assumed debt. In connection with these transactions and the financing thereof, the Company incurred transaction costs of approximately $0.9 million, which were recorded as additional goodwill on the Company's balance sheet.

         In connection with such transactions, the Company (i) issued approximately 650,000 shares of common stock to the former stockholders of Prefco and Carlton, (ii) issued, at a price of $1.05 per share, approximately
2.7 million shares of common stock in a private placement to a limited number of purchasers, (iii) entered into a loan agreement with LaSalle National Bank (the "LaSalle Facility") which provided a $4.5 million term loan, which term loan is due March 15, 2001, and a $6.5 million revolving line of credit, and (iv) issued a subordinated promissory note to the former shareholders of Prefco in the amount of $1.4 million (the "Prefco Note"). The Prefco Note bears interest at 9% per annum and is payable in quarterly installments of interest only, with a single principal payment due March 15, 2001. The Company incurred transaction costs of approximately $0.1 million in connection with the private placement.

         In August of 1996, a newly formed, wholly-owned subsidiary of the Company acquired certain of the assets of Richard's Cajun Country Food Processors ("Richard's"). Richard's, based in Church Point, Louisiana, is engaged in the manufacturing, marketing and distribution of Cajun-style processed meat and specialty food products. The consideration for these assets was $2.5 million cash and a subordinated promissory note in the amount of $0.865 million (the "Richard's Note.) The Richard's Note is subject to quarterly payments of interest only at the annual rate of 6.35%, with a single principal payment due on July 31, 2001. In funding the cash portion of the Richard's transaction, the Company used approximately $0.8 million of existing cash balances and approximately $0.3 million of additional line of credit borrowings under the LaSalle Facility (the line of credit portion of which was increased by $0.5 million) and obtained additional term debt from LaSalle National Bank in the amount of $1.4 million, which bears interest at a variable rate of LIBOR + 3% and is subject to monthly payments of interest and quarterly payments of principal with a final payment of interest and principal due March 15, 2001. In connection with these transactions and the financing thereof, the Company incurred transaction costs of approximately $0.3 million, which were recorded as additional goodwill on the Company's balance sheet.

         In October of 1996, Grogan's Merger Corp. ("GMC"), a newly formed, wholly-owned subsidiary of the Company, acquired and merged with the distribution and manufacturing business of Grogan's Sausage, Inc. and Grogan's Farm, Inc. respectively (collectively "Grogan's"), based in Arlington, Kentucky for total consideration of approximately $3.8 million, consisting of $1.9 million cash, $0.2 million in a note (the "Grogan's Note") and 573,810 shares (approximately $1.7 million) of common stock of the Company. GMC completed three transactions: (i) GMC acquired certain assets of Grogan's Sausage, Inc. for $509,000 cash; (ii) GMC acquired certain real estate from Mr. and Mrs. Grogan for $1,000,000 cash; and (iii) Grogan's Farm, Inc. was merged with and into GMC in consideration for $391,000 cash, the Grogan's Note, and 573,810 shares of common stock of the Company. The Grogan's Note will bear no interest through September 30, 1998, and, commencing October 1, 1998, will be subject to quarterly payments of interest only at the annual rate of 8%, with a single principal payment due on September 30, 2001. In funding the $1.9 million cash portion of the Grogan's transactions, the Company used $0.35 million in additional line of credit borrowings under the LaSalle Facility (the line of credit portion of which was increased by $0.5 million) and obtained additional term debt from LaSalle National Bank in the amount of $1.55 million, which bears interest at a variable rate of LIBOR + 3% and is subject to monthly payments of interest and quarterly payments of principal with a final payment of interest and principal due March 15, 2001. In connection with these transactions and the financing thereof, the Company incurred transaction costs of approximately $0.3 million, which will be reflected as additional goodwill on the Company's balance sheet.


Results of Operations

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

         Net Sales. Net sales increased by approximately $33.7 million or 557% from approximately $6.0 million for the quarter ended September 30, 1995 to
approximately $39.7 million for the quarter ended September 30, 1996.   This
increase reflects the acquisition of Carlton, Prefco and Richard's.

         Gross Profit. Gross profit increased by approximately $2.8 million or 160% from approximately $1.7 million for the quarter ended September 30, 1995 to approximately $4.5 million for the quarter ended September 30, 1996. This increase reflects the acquisition of Carlton, Prefco and Richard's. Gross profit as a percentage of net sales decreased from 28.6% to 11.3% reflecting the lower gross profit margin associated with the Company's food operations. Gross profit from beverage sales did increase, however, from 28.6% of sales to 29.3% of sales reflecting lower product costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.3 million or 147% from approximately $1.6 million for the quarter ended September 30, 1995 to approximately $3.9 million for the quarter ended September 30, 1996. This increase reflects the acquisition of Carlton, Prefco and Richard's. As a percentage of net sales, selling, general and administrative expenses decreased from 26.4% to 9.9%. This decrease reflects the fact that expenses as a percentage of sales are significantly lower in the Company's food operations than in its beverage operations, in addition to the fact that the Company is realizing economies through spreading certain administrative expenses over several business units.

         Income from Operations. Income from operations increased approximately $0.4 million or 313% from approximately $0.1 million for the quarter ended September 30, 1995 to approximately $0.5 million for the quarter ended September 30, 1996. This increase is attributable to income from the Company's newly acquired food businesses as well as the improvement in gross margin in the Company's beverage business.

         Interest Expense. Interest expense increased approximately $0.3 million from approximately $5,000 for the quarter ended September 30, 1995 to approximately $0.3 million for the quarter ended September 30, 1996. This increase was attributable to debt that the Company incurred in connection with the acquisitions of Carlton, Prefco and Richard's, including bank term debt, borrowings under the Company's line of credit, and amounts owed to former owners of the acquired businesses.

         Net Income from Continuing Operations. Net income from continuing operations increased approximately $0.2 million or 129% from approximately $0.1 million for the quarter ended September 30, 1995 to approximately $0.3 million for the quarter ended September 30, 1996. This increase reflects factors discussed above in income from operations and interest expense.

         Loss from Discontinued Operations. Loss from discontinued operations decreased approximately $0.1 million from approximately $0.1 million for the quarter ended September 30, 1995 to zero for the quarter ended September 30, 1996. The loss in 1995 represents the results of the Company's discontinued frozen beverage division.

          Net Income. Net income increased approximately $0.3 million from a loss of approximately $3,000 for the quarter ended September 30, 1995 to income of approximately $0.3 million for the quarter ended September 30, 1996.


Nine months Ended September 30, 1996 Compared to Nine months Ended September 30, 1995

         Net Sales. Net sales increased by approximately $94.1 million or 559% from approximately $16.8 million for the nine months ended September 30, 1995 to approximately $110.9 million for the nine months ended September 30, 1996.
This increase reflects the acquisition of Carlton, Prefco and Richard's.

         Gross Profit. Gross profit increased by approximately $7.3 million or 154% from approximately $4.8 million for the nine months ended September 30, 1995 to approximately $12.1 million for the nine months ended September 30, 1996. This increase reflects the acquisition of Carlton, Prefco and Richard's. Gross profit as a percentage of net sales decreased from 28.3% to 10.9% reflecting the lower gross profit margin associated with the Company's food operations. Gross profit from beverage sales did increase, however, from 28.3% of sales to 29.7% of sales reflecting lower product costs and higher selling prices.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $6.6 million or 147% from approximately $4.5 million for the nine months ended September 30, 1995 to approximately $11.1 million for the nine months ended September 30, 1996. This increase reflects the acquisition of Carlton, Prefco and Richard's. As a percentage of net sales, selling, general and administrative expenses decreased from 26.7% to 10.0%. This decrease reflects the fact that expenses as a percentage of sales are significantly lower in the Company's food operations than in its beverage operations, in addition to the fact that the Company is realizing economies through spreading certain administrative expenses over several business units.

         Income from Operations. Income from operations increased approximately $0.8 million or 273% from approximately $0.3 million for the nine months ended September 30, 1995 to approximately $1.0 million for the nine months ended September 30, 1996. This increase is attributable to income from the Company's newly acquired food businesses as well as to the improvement in gross margin in the Company's beverage business.

         Interest Expense. Interest expense increased approximately $0.8 million from approximately $14,000 for the nine months ended September 30, 1995 to approximately $0.8 million for the nine months ended September 30, 1996. This increase was attributable to debt that the Company incurred in connection with the acquisitions of Carlton, Prefco and Richard's, including bank term debt, borrowings under the Company's line of credit, and amounts owed to former owners of the acquired businesses.

         Other Income. Other income increased approximately $0.4 million from zero for the nine months ended September 30, 1995 to approximately $0.4 million for the nine months ended September 30, 1996. This increase was primarily the result of a one-time settlement payment of $0.25 million that the Company received from a former beverage supplier. Other amounts include approximately $0.1 million of income generated by the Prefco subsidiary from product sold at special events.

         Net Income from Continuing Operations. Net income from continuing operations increased approximately $0.4 million from approximately $0.3 million for the nine months ended September 30, 1995 to approximately $0.7 million for the nine months ended September 30, 1996. This increase reflects factors discussed above in income from operations, interest expense, and other income.

         Loss from Discontinued Operations. Loss from discontinued operations decreased approximately $0.4 million from approximately $0.4 million for the nine months ended September 30, 1995 to zero for the nine months ended September 30, 1996. The loss in 1995 represents the results of the Company's discontinued frozen beverage division.

         Net Income (Loss). Net income (loss) increased approximately $0.8 million from a loss of approximately $0.1 million for the nine months ended September 30, 1995 to income of approximately $0.7 million for the nine months ended September 30, 1996.

Liquidity and Capital Resources

         Cash used in operating activities for the nine months ended September 30, 1996 was approximately $0.6 million. This amount was principally affected by net income, the add-back of depreciation and amortization, reduction in net liabilities of discontinued operations, decreases in accounts payable and accounts receivable, and increases in inventory, prepaid expenses and accrued expenses. Cash used in investing activities for the nine months ended September 30, 1996 was approximately $6.9 million and primarily reflected the acquisition of Carlton, Prefco and Richard's. Cash provided by financing activities was approximately $8.5 million and was principally affected by debt incurred and equity raised in connection with the acquisition of Carlton, Prefco and Richard's. Net cash increase during the period was approximately $1.1 million.

         As of September 30, 1996, the Company had outstanding under the LaSalle Facility approximately $5.1 million in line-of-credit borrowings and approximately $5.4 million in term debt. These amounts are subject to monthly payments of interest and quarterly payments of term debt principal with a final payment of interest and principal due March 15, 2001. Interest rates under the LaSalle Facility are variable, and for the most recent quarter averaged approximately 8.8% on the line of credit and 9.3% on the term debt.

         As of September 30, 1996 the Company had outstanding approximately $2.6 million of subordinated debt owed to former owners of Prefco, Carlton and Richard's. Interest rates are fixed and range from 6.35% to 12% with an average of approximately 8.5%. Principal of $0.3 million is due during 1997 with the remaining approximately $2.3 million of principal due in 2001.

         The Company believes that cash generated from operations and bank borrowings will be sufficient to fund its debt service, working capital requirements and capital expenditures as currently contemplated for the next year. This is a forward-looking statement and is inherently uncertain. Actual results may differ materially. The Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's compliance with covenants in the LaSalle Facility. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the LaSalle Facility.

         The Company has recorded a tax asset of $365,000. A valuation allowance exists as of September 30, 1996 because, based on the weight of all available evidence, management believes it is more likely than not that the remaining deferred tax asset will not be fully realized. To the extent that the Company reports taxable income in future periods, or events occur which indicate that the remaining deferred tax asset will more than likely not be realized, the valuation allowance may be further adjusted resulting in a lower effective tax rate in those periods.

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

Seasonality

         Consumer demand for beverage products distributed by the Company tends to be greater during warmer months. Accordingly, the Company's beverage sales and profits are generally highest in the second and third calendar quarters. Management believes that this effect will be mitigated by the results of its food operations which are less dependent on seasonal factors.

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

Item 5.               Other Information.

                      None

Item 6.               Exhibits and Reports on Form 8-K

                      (a)  Exhibits:  The following are annexed as Exhibits:


                             Exhibit
                             Number       Description

                             10.21 Employment Agreement between the Company and Alan Sussna

                             11.2 Statement Regarding Computation of Per Share Earnings for the three months ended September 30, 1996

                             11.3 Statement Regarding Computation of Per Share Earnings for the nine months ended September 30, 1996

                             27.2         Financial Data Schedule


                      (b)  Reports on Form 8-K:

                           Form 8-K filed November 1, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ATLANTIC BEVERAGE COMPANY, INC.



Date:    November 14, 1996             By:  /s/  John F. Izzo
                                                 ------------
                                                 John F. Izzo,
                                                 Vice President-Finance
                                                 Controller and Treasurer (On
                                                 behalf of Registrant and as
                                                 Chief Accounting Officer)

                               INDEX TO EXHIBITS


       Exhibit Number                    Description                       Page

           10.21             Employment Agreement between the Company and
                             Alan Sussna                                      1

            11.2 Statement Regarding Computation of Per Share Earnings for the three months ended September
                             30, 1996                                        13

            11.3 Statement Regarding Computation of Per Share Earnings for the nine months ended September
                             30, 1996                                        14

            27.2             Financial Data Schedule                         15