Form 10-K/A
period 1995-12-31
ATLANTIC BEVERAGE CO INC
filed 1997-01-10
CIK 912609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                  ------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission file number:  0-22614


                        ATLANTIC BEVERAGE COMPANY, INC.
             (Exact name of registrant as specified in its charter)
                                  ------------

                    Delaware                       36-3761400
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)      Identification Number)

               1587 Sulphur Spring Road, Baltimore Maryland 21227
                    (Address of principal executive offices)

       Registrant's telephone number including area code: (410) 247-5857
                                  ------------

          Securities registered pursuant to Section 12(b) of the Act:

          None                                 None
    (Title of class)       (Name of each exchange on which registered:)

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days. |X| Yes   |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of Common Stock held by non-affiliates of Registrant is $6,028,435.50 (based upon the last sale price of the Common Stock as reported on the NASDAQ National Market System on March 28, 1996). The number of shares of Common Stock outstanding as of March 29, 1996 was 5,740,984.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-69438) are incorporated by reference as Exhibits in Part IV of this Report.

                                     PART I

ITEM 1.  BUSINESS.

                                    OVERVIEW

         Atlantic Beverage Company, Inc. (the "Company") together with its subsidiaries is engaged in the distribution of specialty beverages in the Baltimore and Washington D.C. metropolitan areas and in the manufacturing, marketing and distribution of meat products in several Texas markets including Houston, Dallas, Austin and San Antonio.

         The Company is a leading independent wholesale distributor of specialty non-alcoholic beverages to the retail trade in the greater Baltimore and Washington, D.C. metropolitan area and surrounding counties. The Company currently has exclusive distribution rights in its territory for ready-to-drink teas, natural sodas, sparkling waters with juice, fruit juices, juice drinks and still and sparkling waters. Brand name products distributed by the Company under these exclusive distribution rights include Royal Mistic(R), Elliott's Amazing Juices(TM), Crystal Geyser(R), Sunlike Juices and 16-ounce size bottled Boku(R). The Company's product line generally consists of beverages that appeal to consumers seeking an alternative to traditional soft drinks. These beverages typically have no artificial ingredients or artificial flavors, and are marketed as premium products, primarily in a single-serve format. Sales of Royal Mistic(R) products accounted for approximately 60% of the Company's total case sales in 1995.

         The Company distributes its specialty beverage products to over 6,000 customers, including independent retail outlets such as independent grocery stores, delicatessens and restaurants, as well as large grocery and convenience store chains and their independent franchisees. All of the Company's beverage customers are located within 75 miles of the Company's warehouse facility in Baltimore, Maryland. The Company's current beverage distribution territory of the greater Baltimore and Washington, D.C. metropolitan area has a population of over six million people, making it the fifth largest metropolitan area in the United States.

         Through its Prefco subsidiary, the Company is engaged in the wholesale distribution of branded and unbranded meats to the retail grocery trade. The Company markets and distributes its own branded, processed meat products under the brand name Bum's Favorite Blue Ribbon(R). These products, which include smoked sausages, bacon and packaged, sliced luncheon meats, account for approximately 15% of the sales of the Prefco subsidiary and are manufactured by the Company's Carlton subsidiary as well as by third party contract manufacturing companies. Blue Ribbon is currently the best selling brand of bacon and smoked sausage in the Houston market. In addition to marketing its own branded products, the company is also a leading regional distributor of unbranded products including boxed beef, pork, chicken and related items.

         Through its Carlton subsidiary, the Company manufactures a variety of smoked sausage products. Approximately 50% of total volume manufactured reflects product sold through the Prefco subsidiary under the Blue Ribbon brand name. Of the balance, approximately 20% of total volume reflects private label manufacturing for other regional sausage brands and selected chain supermarket house brands, and approximately 30% of total volume is sold by the Carlton subsidiary under the brand names Carlton and Country Boy. These branded products are marketed on a regional basis, principally in the Austin, San Antonio and Dallas markets.

                               CORPORATE HISTORY

         In April 1991, MB Acquisition Corp. ("MB Acquisition"), a corporation formed by a group of individuals including the Company's Chairman of the Board and certain of the Company's directors and stockholders, acquired the business of the Company from a company now known as S&B Ventures, Inc. (the "Predecessor") for a purchase price of $1,158,000 (the "Acquisition"). In connection with the Acquisition, MB Acquisition also assumed certain obligations to pay the owners of the Predecessor $2,000,000 pursuant to a non-compete agreement and $829,000 pursuant to consulting agreements. MB Acquisition financed the Acquisition through a bridge loan provided by nine of its current stockholders, including an officer and certain directors. In September 1991, Maryland Beverage, L.P. (the "Partnership") was formed with the Company and Strategic Investment Corporation ("Strategic"), a wholly owned subsidiary of T. Rowe Price Strategic Partners Fund, L.P., as its sole partners, and MB Acquisition was merged with and into the Company, and its assets and liabilities were contributed to the Partnership. In September

1993  the  Company  was reincorporated  in Delaware  and adopted the name
"Atlantic Beverage Company, Inc." In November 1993, in connection with the Company's initial public offering, Strategic (whose only asset was its partnership interest in the Partnership) merged with and into the Company. Subsequently, the Partnership was dissolved and the Company succeeded to the Partnership's assets and liabilities.

         On  April  27,  1994,  the  Company  entered  into and  consummated  an agreement to acquire certain assets and marketing rights from Flying Fruit Fantasy, USA, Inc. ("FFF") for total consideration of approximately $1.2 million. Under the terms of this agreement, the Company obtained worldwide marketing and distribution rights to a frozen beverage served through automated dispensing machines. In December 1995, the Company adopted a plan to discontinue this division of business. As a result, the Company recognized a one-time charge of approximately $2.4 million in the fourth quarter of 1995 which reflected the write-off of $1.1 million in equipment and $0.9 million in intangible assets, and costs of approximately $0.4 million associated with discontinuing the operation.

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

                                    INDUSTRY

Beverage Industry

         The beverage distribution industry is divided generally into two different types of distributors: bottler/distributors and independent distributors. The largest soft drink manufacturers generally have a network of companies (which include both independent and company-owned businesses) that serve as bottler/distributors for their products. Smaller beverage companies, however, typically engage contract bottlers to produce their products, and rely on independent companies that function solely as distributors to distribute their products to consumers.

         The Company offers suppliers the ability to distribute their products to over 6,000 actively serviced customers. Both bottler/distributors and distributors maintain inventory in their own warehouses, sell products using their own sales force and deliver products using their own trucks. However, subject to restrictions contained in distribution contracts, independent distributors like the Company have the flexibility to select a mix of products to carry without being primarily dedicated to the large, traditional soft drink brands that bottler/distributors must support.

         Specialty beverage products and branded bottled water products have been well received not only by the consumer but also by the retail trade. In general, these products sell at a premium to traditional soft drinks, generating higher gross profits per transaction for the retail trade. By contrast, traditional soft drinks compete largely on the basis of pricing and promotion and generate relatively lower unit profits.

         Although the domestic beverage distribution industry is characterized by the relative absence of technological risk and relatively minor initial capital investment requirements, there exist significant barriers to entry primarily due to geographic exclusivity agreements with suppliers and established relationships with customers. In addition, because of the relatively substantial weight of bottled beverages and resulting expense of transportation, competition at the distribution level occurs primarily on a regional basis.

Food Industry

         Through its Carlton and Prefco subsidiaries, the Company participates in three general segments of the food industry: processing, distribution, and branded product marketing.

         The meat processing segment which includes cooking, slicing, mixing, grinding and similar functions is generally capital intensive. Unbranded raw material typically comes from packing companies. In some instances, packing and processing are vertically integrated. In other instances, as is the case with the Company, processing and marketing are vertically integrated. The Company's Carlton subsidiary manufactures the Company's own branded products as well as those of other branded meat companies and supermarkets on a private label basis. Because of the cost of transportation and shelf life of product, processing facilities tend to serve a regional clientele. Large, integrated national meat companies
therefore  tend  to  establish   strategically   located  processing facilities
in different geographic regions.

         The meat distribution segment which serves several different classes of trade including retail, restaurant and institutional customers is generally not capital intensive but features very low gross margins and is subject to intense price competition. Product is invoiced and priced according to weight. Successful distributors typically distinguish themselves through customer service and low cost position. Price, product selection, reliability, in-stock rate, promptness of delivery and weekend delivery options are among the benefits which are most highly valued. It is not uncommon for a grocery retailer to have one primary supplier in addition to one or more secondary suppliers. Meat distribution companies typically serve a local or regional clientele.

         The branded meat product business is generally not capital intensive. Strong retail brands can exist as local, regional or national phenomena and include bacon, hot dogs, cooked and uncooked sausage, cooked hams, chicken and turkey products. Advertising and promotion is generally critical to the maintenance of brand equity. Companies which market branded meat products can exist on a stand-alone basis as well as vertically integrated with processing and / or distribution. The Company reflects, to a limited extent, both forms of vertical integration.

                                    STRATEGY

Beverage Strategy

         The Company's success in the beverage distribution business has been based in large part on its ability to serve independent grocery stores, delicatessens and restaurants, as well as institutional buyers, such as hotels and universities, which traditionally sell cold, single-serve, bottled beverages to consumers. The Company believes that these customers are drawn to the specialty products carried by the Company because of the larger unit profits they provide relative to traditional soft drinks. These customers represented approximately 60% of the Company's total beverage sales in 1995. The significant exposure that results from so many smaller customers carrying the Company's line of beverages helps to create a broad-based demand for the products, and, the Company believes, will demonstrate the strong consumer demand necessary for larger retail outlets to consider stocking those beverages.

         Operating Strategy. The Company's operating strategy in its current territory is to continue to focus on the distribution of non-alcoholic beverages, with primary emphasis on specialty beverages, and to maximize market penetration for the products it carries. Key elements of the Company's operating strategy include the following:

         (i) increasing distribution to existing customers, in both the variety of brands carried and the number of cases sold, by co-sponsoring sales contests and providing incentive pricing to encourage retailers to increase their sales volume and broaden the variety of products they carry to include other beverages distributed by the Company; (ii) adding new customers each year within the Company's geographic territory; and (iii) identifying and acquiring exclusive distribution rights to products not currently distributed by the Company.

         Proprietary Brands. The Company is evaluating opportunities to develop or acquire proprietary beverage brands which it would then seek to market both through its distribution system as well as on a multi-regional or national basis through other distributors. By utilizing its distribution system and by selling through other distributors, the Company believes that it would be well positioned to introduce proprietary brands into the specialty beverage market that do not directly compete with beverages the Company currently distributes. There can be no assurance, however, that the Company will be able to acquire any proprietary brands, or that any such acquisition will be successful.

Food Strategy

         Operating Strategy. The Company's operating strategy with respect to its newly acquired food businesses, will be to grow both the Prefco and Carlton subsidiaries profitably, while identifying and exploiting synergy between the two. Key elements of this operating strategy include increasing sales to existing customers, adding new customers, and identifying opportunities to add new products.

         Corporate Growth Strategy. The Company has identified potential strategies that will use the combination of its Carlton and Prefco subsidiaries as a platform for additional corporate growth. These potential strategies may include the review of acquisition opportunities that appear to compliment the subsidiaries' businesses.

                                    PRODUCTS

         The Company distributes a wide variety of beverages, including ready-to-drink teas, natural sodas, sparkling waters with juice, fruit juices, juice drinks, still and sparkling waters and sports drinks. Brand name products distributed by the Company include Royal Mistic(R), Elliott's Amazing Juices and Drinks(TM), Crystal Geyser(R), bottled, single-serve Boku(R), Stewart's Root Beer(R), Soho Natural Sodas(R), Jolt Cola(R), Vernor's Ginger Ale(R) and Sunlike Juices. The Company reviews hundreds of products each year, and continuously evaluates the mix of products it distributes. The Company actively seeks to acquire distribution rights for products it believes show strong growth potential. For 1994 and 1995, approximately 62% and 60%, respectively, of the Company's total beverage case sales represented Royal Mistic(R) products, and 13% and 11%, respectively, represented Elliott's(TM) products. None of the Company's other suppliers accounted for more than 10% of the Company's total beverage case sales during such periods.

         Through its Prefco subsidiary, the Company distributes a wide variety of unbranded, boxed meat products. The Company maintains an inventory of over 200 different stock keeping units of unbranded product, which include beef, turkey, pork and chicken. Product is stored in the Company's two refrigerated warehouses in Houston and delivered on refrigerated vehicles to several hundred customers including chain and independent supermarkets and discount clubs. The Company purchases product from approximately one dozen meat packing companies. Purchases of the same product may be spread among several suppliers over the course of a year, and purchasing decisions are frequently driven by price and availability, both of which are likely to vary. Three suppliers accounted for approximately 18%, 17% and 13% of the Company's boxed meat purchases during 1995 and 12%, 15% and 10% of such purchases during 1994. No other supplier accounted for more than 10% of such purchases during either year.

         Also through its Prefco subsidiary, the Company markets and distributes its own branded sausage, bacon and packaged, sliced luncheon meats. These products are stored in the Company's two refrigerated warehouses. Product is delivered on the Company's refrigerated trucks, and customers typically include the same retail establishments that purchase the Company's unbranded meat products. The majority of Blue Ribbon sausage product is manufactured by the Company's Carlton subsidiary. The balance of the sausage product as well as the bacon and luncheon meats are purchased from four other contract food processing companies.

         In addition to manufacturing product for the Prefco subsidiary, the Company's Carlton subsidiary manufactures and markets its own branded smoked sausage products for the retail grocery trade. The Company manufactures similar products on a private label for other branded food companies.

                               SUPPLIER CONTRACTS

         The Company does not currently have contracts with any of its food suppliers. Many of the Company's major beverage brands, however, are distributed on an exclusive basis under distribution contracts within the Company's territory. The terms of the contracts, including their lengths, vary by supplier. As of December 31, 1995, the Company had 14 beverage suppliers.

         The Company's contract with Mistic Brands, Inc. ("MBI"), supplier of Royal Mistic(R), expires on December 31, 2000. The Company has been the
exclusive   distributor  of  Royal  Mistic(R)  in  the  greater   Baltimore  and
Washington, D.C. metropolitan area since the product was first introduced in this territory in 1990. Under the terms of the Royal Mistic(R) contract, the Company is obligated to distribute Royal Mistic(R) products to 80% of the retail accounts that would carry on a regular basis cold, single-serve, bottled specialty beverage products, excluding the restaurant and bar trade. Unless such percentage is obtained by the Company to MBI's satisfaction, MBI has the right to suspend shipments or cancel the contract. MBI also retains the right to sell to certain national buying chains that require servicing by one national vendor. The contract also provides that, unless MBI agrees in writing to the sale of a product that MBI considers, in its sole discretion, to be a direct competitor of its products, the Company cannot sell to anyone within its territory any product that would, in the sole discretion of MBI, compete with Royal Mistic(R) or be likely to cause confusion in the minds of the public as to the Royal Mistic(R) products. The Company specifically cannot sell Snapple(R) or Clearly Canadian(R) products. However, the Company is not prohibited or restricted from selling any beverages which were carried by the Company as of September 14, 1993, the date the last amendment to the contract was signed, and the contract does not prohibit or restrict the Company from selling any non-Royal Mistic(R) products outside its current territory. The Royal Mistic(R) contract is not assignable in the event of a sale of a majority of the stock of the Company other than sales in the public markets. The Company believes that it is in compliance in all material respects with the terms of the Royal Mistic(R) contract.

         The Company's contract with Ginger Group, Ltd. ("Ginger"), supplier of Elliott's Amazing Fruit Juices and Drinks(TM) and Elliott's Teas(TM), expires on December 31, 1996, and may be extended for one additional three-year period and successive two-year periods thereafter by written agreement between Ginger and the Company. The contract was modified in March 1994 to permit the Company to carry single-serve juice products, tea or juice drink lines other than those carried by the Company as of September 17, 1993, which was not permitted prior thereto without the consent of Ginger. The Company believes that it is in compliance in all material respects with the terms of the Ginger contract.

         Other   distribution   contracts   place   similar   restrictions   and
requirements on the Company. The Company believes that the terms of its distribution contracts are similar to those employed throughout the industry. In addition, the Company has oral distribution agreements for other beverage products.

                       SALES, MARKETING AND DISTRIBUTION

         The Company has a beverage distribution sales force of 30 persons who service existing customers and pursue new customers. The Company periodically sets sales quotas for its salespersons, and promotes fulfillment of these quotas through sales contests and specific monetary incentives. Demand for the Company's beverage products tends to be greater during warmer months. Accordingly, sales are generally highest in the second and third calendar quarters.

         Most beverage distribution customers are visited on a weekly or biweekly basis by a salesperson from the Company. When a customer orders a product, the salesperson enters all information into a hand-held computer terminal. At the end of the day the salesperson is responsible for transmitting this information by telephone to the Company's computer system. Invoicing, loading and routing are then handled by the warehouse in preparation for delivery the following day. The Company's computer system generates invoices and assists in managing the loading and routing functions. The majority of orders are filled from the Company's warehouse within 24 hours. The Company generally delivers products directly to the retail outlets, where Company drivers usually stock displays and collect payments. Deliveries are made by the Company's fleet of leased vehicles, which includes 30 beverage delivery trucks and vans.

         A variety of methods are used by the Company's beverage suppliers to promote their products directly to the consumer, including advertising based on product features such as ingredients, quality and taste as well as a variety of themes including health, lifestyle, convenience, and physical fitness. Price promotions, taste tests and event sponsorship are also common. In some instances, under promotional arrangements with suppliers, the Company may place refrigerated coolers with retail customers to display the Company's product lines. The Company must bear some or all of the expense of these promotional activities within its territory.

         Two beverage customers accounted for approximately 9.5% and 6.7% of total beverage case sales during 1994 and approximately 6.6% and 5.7% of total beverage case sales during 1995. No other customer accounted for more than 5% of the Company's beverage sales during either year.

         The Company's Prefco subsidiary distributes unbranded boxed beef, pork, and poultry to chain and independent retail grocery customers, most of whom are located in the Houston metropolitan area, and all of whom are within a 400-mile radius of the Company's distribution facilities. The Company serves several hundred such customers as either their primary or secondary fresh meat supplier. Prefco's direct sales force contacts its customers on a daily basis. The Company delivers product using 16 refrigerated trucks, generally within one to three days of receiving an order.

         The Company's Prefco subsidiary also markets and distributes its own Blue Ribbon bacon, sausage and sliced luncheon meats to the retail grocery trade. Orders are received on a pre-sell basis by the direct sales force mentioned above as well as on a route-sales basis by a separate group of sales people, each of whom is responsible for a route sales vehicle. The business has historically engaged in significant radio and television advertising in the Houston market.

         The Company's Carlton subsidiary solicits and receives customer orders for branded product through two direct sales people as well as through third-party food brokers and by telephone and facsimile transmission. The Company engages in a limited amount of advertising for such products, primarily through weekly chain supermarket flyers. Relationships with private label customers are generally established at the senior management level, although recurring orders from such customers are normally received over the telephone or facsimile machine by clerical staff. Branded and private label orders are generally filled within one to seven days and are either delivered on one of the Carlton Subsidiary's three refrigerated vehicles or by common carrier, or are picked up by customers.

         Four food customers accounted for approximately 42%, 8%, 8% and 8% of the Company's total food sales during 1995 and for 10%, 10%, 31% and 6% of such sales during 1994. No other customer accounted for more than 5% of total food sales during either year.

                                ASSET MANAGEMENT

         Accounts Receivable. Approximately 40% of the Company's beverage sales are made on a cash basis. Beverage accounts receivable typically average approximately 20 to 25 days of total sales or 30 to 40 days of sales made on account.

         Food sales are made almost exclusively on account, and food accounts receivable typically average 15 to 20 days.

         Inventory. The Company maintains all of its beverage inventory at the Company's warehouse in Baltimore. The Company generally maintains an average of approximately 20 days of beverage inventory on hand. The Company performs a physical count of its beverage inventory twice a month. On an annual basis, cumulative adjustments to such inventory have been less than 1% of total purchases during each of the last three years. The Company turns its beverage inventory approximately 18 times per year. The Company typically places purchase orders to its suppliers by telephone and by facsimile on a daily basis. Once placed, these orders are usually filled within three to five days and the products are transported to the Company's warehouse by common carrier.

         The Company maintains its food inventory at the manufacturing facility operated by its Carlton subsidiary in New Braunfels, Texas and at two distribution facilities operated by its Prefco subsidiary in Houston, Texas. The Company generally maintains an average of eight days of food inventory on hand which reflects approximately six to seven days of inventory at its Prefco subsidiary and approximately 30 days of inventory at its Carlton subsidiary. The Company typically places purchase orders to its suppliers by telephone and by facsimile on a daily basis. Orders are placed both on an as-needed basis and on a scheduled basis in anticipation of future demand. Orders are usually filled within one to ten days, and products are transported to the Company's warehouse by common carrier.

                                  COMPETITION

Competition in the Beverage Industry

         In the greater Baltimore and Washington, D.C. metropolitan area, beverage suppliers have limited choices in securing distribution of their products in the entire territory by a single distributor. The two largest bottler/distributors, Mid Atlantic Coca-Cola Bottling Co., Inc. and Pepsi-Cola Company, are affiliated with The Coca-Cola Company and PepsiCo Inc., respectively, and the Company believes that they do not carry products from other sources. The other major bottler/distributor, Canada Dry - Potomac Corporation, distributes a variety of specialty beverage brands and competes directly with the Company. Mid Atlantic Coca-Cola, Pepsi-Cola and Canada Dry are larger and have greater financial resources than the Company. The Company also competes with specialty grocery distributors, beer and wine distributors and other independent beverage distributors. In general, the major bottlers in the Company's territory are focused on distributing their own brands, while beer and wine distributors are fragmented and service fewer non-alcoholic customers.

         The Company believes that it is the largest distributor to focus primarily on specialty beverage products and branded bottled water within its territory. A principal component of the Company's success is its willingness to service smaller retailers as well as large customers, which the Company believes helps develop a broad-based consumer interest in the products it carries. The Company competes primarily on the basis of its product line and service. The product line includes highly visible, exclusive, niche products. The principal methods of competition in the premium beverage industry include product quality and taste, packaging, brand advertising, trade and consumer promotions, pricing, and the development of new products, while traditional soft-drink products compete on the basis of all of the foregoing factors but with a greater emphasis on pricing and advertising.

         Competitors may have a significant competitive advantage over the Company if consumer choice favors products not distributed by the Company, and the Company is unable to secure distribution rights to the favored products. A significant shift in consumer demand away from specialty beverage products generally would have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to compete successfully with other distributors to obtain new product distribution agreements or that the Company's current distribution agreements will be renewed on terms acceptable to the Company.

Competition in the Food Business

         Boxed Meat Distribution. Through its Prefco subsidiary, the Company believes that it is the second largest of four major boxed meat distributors in the Houston market. Although this segment of the food industry is extremely competitive, the Company has generally succeeded in distinguishing itself through a high level of customer service.

         Branded Meat Products. Through its Prefco and Carlton subsidiaries, the Company competes with dozens of branded meat companies, and its brands compete with a wide variety of both regional and national trademarks. Among the competitive brands are Decker, J. Bar B., Hilshire Farms, Hormel and Bryan. The Company's Carlton and Country Boy brands of smoked sausage are sold principally in the Dallas, San Antonio and Austin markets and currently have limited market share. The Company's Blue Ribbon brand currently represents the best selling brand of bacon and sausage in the Houston market and a top ten brand for both categories in the San Antonio / Austin market. These products have also been recently introduced to the Dallas market, where their market share is limited. The Company's packaged, sliced luncheon meats, also sold under the Blue Ribbon trademark, were introduced to the Houston market in 1995 and have limited market share.

         Private Label Manufacturing. Through its Carlton subsidiary, the Company manufactures smoked sausage and meat products on a private label basis for other branded food companies and, on a limited basis, for supermarkets and restaurants. The Company believes that it enjoys a strong reputation for innovation and responsiveness in creating original recipes for such customers. The Company competes with a wide variety of manufacturers, many of whom are significantly larger and may have greater manufacturing capacity and capital.

                             GOVERNMENT REGULATION

         The Company is subject to various federal, state and local statutes, including federal, Maryland, and Texas occupational safety and health laws. Furthermore, the Company and its suppliers may be subject to various rules and regulations including those of the United States Department of Agriculture, the United States Food and Drug Administration and similar state agencies that relate to manufacturing, nutritional disclosure, labeling requirements and product names.

         While the Company presently does not sell products in any state that requires deposits on containers, federal and state proposals for container deposit laws could significantly affect the Company's operating costs if any such proposal were to be implemented. Although the Company would seek to pass on any additional costs to its customers, there can be no assurance that the Company would be able to do so.

                        PRODUCT LIABILITY AND INSURANCE

         The Company has purchased product liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company also has a $10,000,000 umbrella policy. The Company believes that its present insurance coverage is sufficient for its current level of business operations, although there is no assurance that the present level of coverage will be available in the future or at a reasonable cost. Further, there can be no assurance that such insurance will be available in the future as the Company expands its operations, that insurance, if available, will be sufficient to cover one or more large claims, or that the applicable insurer will be solvent at the time of any covered loss.

                                   EMPLOYEES

         The Company currently has approximately 90 full time employees in its beverage distribution business, approximately 63 full time employees in its Prefco subsidiary and approximately 60 full time employees in its Carlton subsidiary. The Company uses temporary employees from time to time.

         The Company believes that its relations with employees are good. The Company has never suffered a material work stoppage or slow down.

                               EXECUTIVE OFFICERS

         The executive officers and certain other significant employees of the Company are as follows:



      Name           Age                  Position
      ----           ---                  --------
Eric D. Becker        33  Chairman of the Board; Director
Merrick M. Elfman     37  Vice Chairman; Director
Alan F. Sussna        39  Chief Executive Officer
William E. O'Leary    48  President -- Beverage Division; Director
Franklin Roth         55  President -- Prefco Subsidiary
Bill Campbell         60  President -- Carlton Subsidiary
John F. Izzo          45  Vice President -- Finance, Controller and Treasurer
Anthony J. Brocato    47  Vice President -- Sales and General Manager, Beverage
                          Division

         Eric D. Becker is Chairman of the Board and a director of the Company. He has held these positions since April 1991 when the Company's business was purchased from a predecessor. Mr. Becker is also a co-founder and Managing Principal of Sterling Capital, Ltd. ("Sterling Capital"), a private investment firm which was founded in 1984. Since 1984, Mr. Becker has been Chairman and Vice President of Sterling Group, Inc., an affiliate of Sterling Capital ("Sterling Group"). Mr. Becker is also a director of Omega Acquisition Corporation ("Omega"), a privately held photographic products company. From March 1988 until December 1992, Mr. Becker served as the Chairman and director of Castle Food Products Corp. ("Castle"), a Maryland food distribution company which commenced Chapter 7 liquidation proceedings in March 1993. Mr. Becker is a member of the Audit Committee.

         Merrick M. Elfman is Vice Chairman of the Company, a position he has held since February 1996, and has been a director of the Company since 1991. He is also the founder of Elfman Venture Partners, Inc. and serves as Chairman of Gray Supply Company, Inc. Prior to joining Sterling in 1987, he worked in institutional sales at Goldman Sachs. Prior to Goldman Sachs, he owned and operated a chain of pharmacies in Boston.

         Alan F. Sussna is Chief Executive Officer, a position he has held since March 15, 1996. As a partner in the consulting firms of McKinsey & Company and Bain & Company, he has opened offices as well as led those firms' Consumer Goods practices. Mr. Sussna has also held industry positions as Executive Vice President - Sales and Marketing for Jim Beam Brands and in product management at Frito-Lay, Inc.

         William E. O'Leary is President of the Beverage Division and prior to the Acquisitions, served as President of the Company, a position he has held since July 1993. He has served as a director of the Company since September

1993. Mr. O'Leary served as the Company's Vice President - Sales from February 1992 until May 1992, and as the Company's Vice President and General Manager from May 1992 until July 1993. Prior to joining the Company, Mr. O'Leary spent 11 years with Convergent Dealership Systems, a division of Unisys, in various capacities, most recently as Vice President - Sales.

         Franklin Roth is President of the Prefco subsidiary of the Company. He founded Prefco in July 1986 and served as its President from its inception to its acquisition by the Company. Prior to that, he held various positions in the senior management of Blue Ribbon, the predecessor to Prefco.

         Bill Campbell is the President of the Carlton subsidiary. He served as President of Carlton from 1992 to its acquisition by the Company. In this capacity, he has supervised all sales, purchasing and manufacturing operations. From 1983 to 1992, he was General Manager of the company. Prior to joining
Carlton, he held several other positions in the processed meat industry, including five years with Braunfels, Inc. and seven years with Jimmy Dean Meat Company.

         John F. Izzo is Vice President -- Finance and Treasurer of the Company, positions he has held since September 1993. Mr. Izzo has also served as the Controller of the Company since April 1991. Prior to joining the Company, Mr. Izzo served as the Controller of the Predecessor since 1987.

         Anthony J. Brocato is Vice President -- Sales and General Manager of the Beverage Division. He has held these positions since October 1994, prior to which he was Director of Sales and Marketing for Pepsi-Cola of Salisbury, a position he had held for 12 years.


ITEM 2.  PROPERTIES.

         Beverage Operations. The Company operates from a 44,000 square foot leased facility in Baltimore, Maryland. The Company's lease expires in March 1, 1997, subject to a one-year automatic renewal unless the tenant or landlord gives required prior notice of its intention not to renew the lease. The Company believes that alternative facilities are available on economically advantageous terms. The Company believes that these current facilities will be adequate to meet its needs for the next two years; however, the Company may lease additional space on a short-term basis, as it has in the past, to take advantage of favorable buying opportunities and to help ensure a constant supply of product. In addition, if required for growth, the Company might need to lease or acquire additional warehouse space.

         Prefco Subsidiary. The Company leases two refrigerated warehouses in Houston. One warehouse facility, which includes offices and serves as the subsidiary's headquarters, has a total of 20,000 square feet. The lease for this facility expires in 2003. The second facility has a total of 5,300 square feet. The lease for this facility expires in May 1996. In addition to the foregoing, the subsidiary also leases two small offices, with a total of approximately 2,500 square feet of space.

         Carlton Subsidiary. The Company leases a 20,000 square foot manufacturing facility and a 2,000 square foot office facility in New Braunfels, Texas. The lease on the manufacturing facility expires in September 1, 2000, with two five-year renewal options, and the lease on the office facility expires in October 1, 1997 with a two-year renewal option.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a defendant in two lawsuits filed by former suppliers to its discontinued frozen beverage division. The Company believes that it has substantial defenses and intends to vigorously defend such claims. In addition, the Company believes that the ultimate resolution of such claims will not have a material adverse impact on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None to report.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Atlantic Beverage Company, Inc.'s Common Stock is principally traded on the NASDAQ Small Cap Market under the symbol ABEV. The following table sets forth, for the periods indicated, the high and low sale prices of the Company's Common Stock as reported by NASDAQ.


                 STOCK PRICES                               STOCK PRICES
               High         Low                           High        Low
1994                                       1995
1st Quarter    7            4              1st Quarter    3 5/8       2 3/4
2nd  Quarter   5 1/2        3 3/4          2nd  Quarter   3 1/4       2 3/8
3rd Quarter    5            3 1/2          3rd Quarter    2 3/4       1 1/16
4th Quarter    4            2 5/8          4th Quarter    1 7/8       1 1/4


         As of March 29, 1996, there were approximately 90 shareholders of record of the Company's Common Stock. The Company has not paid any cash dividends since its initial public offering. The Company anticipates that earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on the common stock will be paid in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data for the Company are based on the consolidated financial statements of the Company. The amounts provided as statement of operations data and balance sheet data for the periods prior to reorganization have not been adjusted to give effect to the Reorganization. The Company's financial statements as of December 31, 1994 and 1995 and for each of the three years in the period ended December 31, 1995, including the notes thereto and the related report of Arthur Andersen LLP, independent public accounts, are included on pages F-1 through F-18 herein.

         The acquisition of the business of the Predecessor was accounted for under the purchase method of accounting and a new accounting basis was established for the Company beginning April 24, 1991. Accordingly, results of operations for the period prior to April 24, 1991 are not comparable to results for subsequent periods.

         The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company contained elsewhere herein.


                                               (In thousands, except per share information)
                                 Predecessor                                  Company
                                 -----------   ----------------------------------------------------------------------
                                  January 1,     April 24,
                                   1991 to        1991 to      Year Ended    Year Ended    Year Ended    Year Ended
                                   April 23    December 31,   December 31,  December 31,  December 31,    December
                                                                                                             31,
                                 ------------- -------------- ------------- ------------- -------------- ------------
                                     1991          1991           1992          1993          1994          1995
================================ ============= ============== ============= ============= ============== ============
Statement of Operations
Net Sales                              $5,858        $16,934       $22,807       $26,296        $24,152      $20,596
Gross profit, exclusive of
depreciation                            1,609          4,324         6,027         6,782          6,365        5,853

Income (Loss) from operations             406              5           384         1,216            278         (138)
Interest expense                           10            359           721           765              8           25
Interest income                            11              4             -             6             32           12
Other expenses                              -            119           533         1,311             52            -
Income (Loss) before minority
interest, income tax
(provision) benefit                       407           (469)         (870)         (853)           249         (152)
Minority interest in income
(loss) before income tax
(provision) benefit                         -           (117)         (217)          108              -            -
Income (Loss) before income
tax (provision) benefit                   407           (352)         (653)         (961)           249         (152)
Income tax (provision) benefit           (163)             -             -           350             15            -
Net income (loss) from
continuing operations                     244           (352)         (653)         (611)           264         (152)
Loss from discontinued
operations                                  -              -             -             -           (302)        (528)
Loss on disposal of
discontinued operations                     -              -             -             -              -       (2,410)
Net income (loss)                     $   244        $  (352)      $  (653)      $  (611)       $   (38)     $(3,091)
Net income (loss) per share                 -              -         (1.18)         (.48)          (.02)       (1.22)
================================ ============= ============== ============= ============= ============== ============
Balance Sheet Data
Cash                                   $1,835        $     7       $    38       $ 1,065        $   142      $     -
Working capital (deficit)                 854           (913)         (576)        2,590            963         (758)
Total assets                            3,163          4,878         4,410         4,940          5,175        2,921
Long-term debt                            695          2,239         2,630            15              -            -
Deferred compensation                       -            547           553             -              -            -
Other liabilities                           -            851           932             -              -            -
Minority interest                           -            333           115             -              -            -
Accumulated earnings (deficit)            289           (352)       (1,017)         (934)          (979)      (4,079)
Total stockholders' equity             $  301        $(1,262)      $(1,927)      $ 3,886        $ 4,073      $   562
(deficit)
================================ ============= ============== ============= ============= ============== ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         In the first quarter of 1996, a newly formed, wholly-owned subsidiary of the Company acquired the outstanding common stock of Prefco, Inc. ("Prefco"). Prefco, based in Houston, Texas, markets and distributes its own branded meat products as well as unbranded meat products to the retail grocery trade in Texas. Also in the first quarter of 1996, Carlton Foods, Inc.("Carlton") was merged into another newly formed, wholly-owned subsidiary of the Company. Carlton, based in New Braunfels, Texas, is a manufacturer of branded and private label meat products. The combined purchase price for these entities was approximately $11 million, which included approximately $3.0 million in Carlton refinanced and assumed debt. In connection with these transactions and the financing thereof, the Company incurred transaction costs of approximately $1.0 million, which will be reflected as an asset on the Company's balance sheet.

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


Results of Operations

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Net Sales. Net sales decreased by approximately $3.6 million or 14.7% from approximately $24.2 million for the year ended December 31, 1994 to approximately $20.6 million for the year ended December 31, 1995. This decrease reflects a decrease in case sales resulting from increased competition during the year.

         Gross Profit. Gross profit decreased by approximately $0.5 million or 8.0% from approximately $6.4 million for the year ended December 31, 1994 to approximately $5.9 million for the year ended December 31, 1995, reflecting lower net sales. Gross profit as a percentage of net sales increased from 26.4% to 28.4%. This increase was primarily the result of a shift toward higher margin products and selected price increases.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $0.1 million or 1.6% from approximately $6.1 million for the year ended December 31, 1994 to approximately $6.0 million for the year ended December 31, 1995. As a percentage of net sales, selling, general and administrative expenses increased from 25.2% to 29.1%. This increase was primarily the result of the decline in net sales.

         Income (Loss) from Operations. Income (loss) from operations decreased approximately $0.4 million from income of approximately $0.3 million for the year ended December 31, 1994 to a loss of approximately $0.1 million for the year ended December 31, 1995. This decrease was primarily due to the decline in net sales.

         Net Income (Loss) from Continuing Operations. Net income (loss) from continuing operations decreased approximately $0.4 million from income of approximately $0.3 million for the year ended December 31, 1994 to a loss of approximately $0.1 million for the year ended December 31, 1995. This decrease was primarily due to the decline in net sales.

         Loss from Discontinued Operations. Loss from discontinued operations increased approximately $0.2 million from approximately $0.3 million for the year ended December 31, 1994 to approximately $0.5 million for the year ended December 31, 1995. These losses represent the results of the Company's discontinued frozen beverage division. The Company operated the division for approximately eight months in 1994 and for 12 months in 1995.

         Loss on Disposal of Discontinued Operations. On December 31, 1995 the Company recognized a charge of approximately $2.4 million in connection with its decision to discontinue its frozen beverage division as described above.

         Net Loss. Net loss increased approximately $3.1 million from approximately $38,000 for the year ended December 31, 1994 to approximately $3.1 million for the year ended December 31, 1995. This increase reflects the impact of the decline in Net Sales as well as the increase in loss from discontinued operations and the loss on disposal of discontinued operations.


Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

         Net Sales. Net sales decreased by approximately $2.1 million or 8.2% from approximately $26.3 million for the year ended December 31, 1993 to approximately $24.2 million for the year ended December 31, 1994. This decrease resulted from decreased case sales in the Company's distribution business which reflected the combined impact of weather and increased competition during the year.

         Gross Profit. Gross profit decreased by approximately $0.4 million or 6.2% from approximately $6.8 million for the year ended December 31, 1993 to approximately $6.4 million for the year ended December 31, 1994. This decrease resulted primarily from a decrease in net sales. Gross profit as a percentage of net sales increased from 25.8% to 26.4%. This increase was primarily the result of a shift toward higher margin products in the Company's distribution business and an increase in purchase discounts.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $0.5 million or 9.4% from approximately $5.6 million for the year ended December 31, 1993 to approximately $6.1 million for the year ended December 31, 1994. As a percentage of net sales, selling, general and administrative expenses increased from 21.1% to 25.2%. The increase in selling, general and administrative expenses reflected increases in sales and marketing expenses and an increase in administrative expenses as a result of the company's being publicly traded.

         Income from Operations. Income from operations decreased approximately $0.9 million or 77.2% from approximately $1.2 million for the year ended December 31, 1993 to approximately $0.3 million for the year ended December 31, 1994. This decrease is primarily due to the factors discussed in net sales and selling, general and administrative expenses. As a percentage of net sales, income from operations decreased from 4.6% to 1.2%.

         Interest Expense. Interest expense decreased approximately $0.8 million or 98.9% from approximately $0.8 million to approximately $8,000. This decrease resulted primarily from the application of proceeds from the Offering to the repayment of indebtedness.

         Other Expenses. Other expenses decreased approximately $1.3 from $1.3 million for the year ended December 31, 1993 to approximately $52,000 for the year ended December 31, 1994. During 1993, the Company incurred, in connection with the repayment of indebtedness following its initial public offering, other expenses of approximately $1.3 million resulting from: (i) a charge of approximately $0.3 million representing the write-off of capitalized transaction costs related to such debt; (ii) a gain of approximately $0.1 million in connection with the prepayment of obligations due the owners of the Predecessor; and (iii) a charge of approximately $1.1 million related to the release of the owners of the Predecessor from a non-compete agreement upon such prepayment. During 1994, other expenses totaled approximately $52,000 which reflected a charge of approximately $40,000 resulting form the write-off of a consulting agreement with Hamilton Investments, Inc. and a charge of approximately $12,000 resulting from the settlement of a lawsuit with one of the Company's former vendors.

         Minority Interest in Income Before Income Tax Provision. Minority interest in income before income tax provision decreased from approximately $0.1 million for the year ended December 31, 1993 to zero for the year ended December 31, 1994. Prior to the merger of Strategic Investment Corporation ("Strategic") into the Company (the "Reorganization"), minority interest in income before income tax provision reflected Strategic's 25% interest in the income of Maryland Beverage L.P.

         Income Tax Benefit. Income tax benefit decreased from $350,000 for the year ended December 31, 1993 to $15,000 for the year ended December 31, 1994.

         Net Income (Loss) from Continuing Operations. Net income (loss) from continuing operations increased approximately $1.2 million from a loss of approximately $1.0 million for the year ended December 31, 1993 to income of approximately $0.2 million for the year ended December 31, 1994. This increase primarily reflects factors discussed in interest expense and other expenses offset by those discussed in net sales and selling general and administrative expenses.

         Loss from Discontinued Operations. Loss from discontinued operations increased approximately $0.3 million from zero for the year ended December 31, 1993 to approximately $0.3 million for the year ended December 31, 1994. This loss reflects the results of the Company's discontinued frozen beverage division. The Company operated the division for approximately eight months in 1994.

         Net Loss. Net loss decreased approximately $0.6 million from approximately $0.6 million for the year ended December 31, 1993 to approximately $40,000 for the year ended December 31, 1994. This decrease primarily reflects factors discussed in interest expense and other expenses offset by those discussed in net sales, selling general and administrative expenses, and loss from discontinued operations.


Liquidity and Capital Resources

         Cash flow from operating activities for the year ended December 31, 1995 was approximately $0.1 million. This amount was principally affected by a net loss, the add-back of depreciation and amortization, loss from discontinued operations and the loss on disposal of discontinued operations, an increase in accounts payable and a decrease in accounts receivable. Cash used in investing activities for the year ended December 31, 1995 was approximately $0.6 million and primarily reflected capital expenditures. Cash provided by financing activities was approximately $0.3 million and was principally affected by the repurchase of approximately $0.4 million of common stock, by net borrowings on the Company's revolving line of credit of approximately $0.4 million and by an increase in bank overdrafts of approximately $0.3 million. Net cash used during the period was approximately $0.1 million.

         Under an open-market stock repurchase plan authorized by the Company's board of directors, the Company repurchased 2,500 shares in the fourth quarter of 1994, 20,500 shares during the third quarter of 1995 and 9,606 shares during the fourth quarter of 1995. Under the terms of the LaSalle Facility, the Company is prohibited from repurchasing its stock and has therefore terminated its open-market stock repurchase plan. In addition to repurchasing shares in the open market, the Company repurchased 375,432 shares in a private transaction from a single holder during the third quarter of 1995.

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

         The Company has recorded a tax asset of $365,000. A valuation allowance exists as of December 31, 1995 because, based on the weight of all available evidence, management believes it is more likely than not that the remaining deferred tax asset will not be fully realized. To the extent that the Company reports taxable income in future periods, or events occur which indicate that the remaining deferred tax asset will more than likely not be realized, the valuation allowance may be further adjusted resulting in a lower effective tax rate in those periods.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's 1995 Financial Statements and the Report of Independent Auditors thereon are set forth on pages F-1 through F-18 of this Form 10-K/A.

         Supplementary data regarding quarterly results of operations have been omitted since it is not applicable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Class III - Directors elected at the 1996 Annual Meeting:

         Alan F. Sussna. Mr. Sussna is Chief Executive Officer, a position he has held since March 15, 1996. As a partner in the consulting firms of McKinsey & Company and Bain & Company, he has opened offices as well as led those firms' Consumer Goods practices. Mr. Sussna has also held industry positions as Executive Vice President - Sales and Marketing for Jim Beam Brands and in product management at Frito-Lay, Inc.

         Rick Inatome. Mr. Inatome has served as a director of the Corporation since September 1993. Since 1976, Mr. Inatome, age 42, has served as the Chairman of Inacom, a computer services firm.

         John A. Miller. Mr. Miller has served as a director of the Corporation since September 1993. Mr. Miller, age 42, has served as President and a director of North American Paper Company since 1987. Mr. Miller is a member of the Audit Committee and the Compensation Committee.

Members of Board of Directors Continuing in Office Following 1996 Annual Meeting

Class I - Directors Serving Until 1997 Annual Meeting:

         Eric D. Becker. Mr. Becker is Chairman of the Board and a director of the Company. He has held these positions since April 1991 when the Company's business was purchased from a predecessor. Mr. Becker is also a co-founder and Managing Principal of Sterling Capital, Ltd. ("Sterling Capital"), a private investment firm which was founded in 1984. Since 1984, Mr. Becker has been Chairman and Vice President of Sterling Group, Inc., an affiliate of Sterling Capital ("Sterling Group") and the general partner of Sterling Advisors, LP ("Sterling Advisors"). From March 1988 until December 1992, Mr. Becker served as the Chairman and director of Castle Food Products Corp., a Maryland food distribution company which commenced Chapter 7 liquidation proceedings in March 1993. Mr. Becker is a member of the Audit Committee.

         William E. O'Leary. Mr. O'Leary is President of the Corporation, a position he has held since July 1993, and has served as a director of the Corporation since September 1993. Mr. O'Leary, age 49, served as the Corporation's Vice President - Sales from February 1992 until May 1992, and as the Corporation's Vice President and General Manager from May 1992 until July 1993. Prior to joining the Corporation, Mr. O'Leary spent 11 years with Convergent Dealership Systems, a division of Unisys, in various capacities, most recently as Vice President - Sales.

         G. Cook Jordan, Jr. Mr. Jordan has served as a director of the Corporation since September 1993. Since 1988, Mr. Jordan has served as a Manager of Allstate Venture Capital, which is affiliated with Allstate Insurance Company. Mr. Jordan, age 44, is a director of Sylvan Learning Systems, Inc., a leading provider of educational services in North America through franchised and company-owned learning centers. Mr. Jordan is a member of the Audit Committee and the Compensation Committee.

Class II - Directors Serving Until 1998 Annual Meeting:

         Steven M. Taslitz. Mr. Taslitz has served as a director of the Corporation since November 1991. Mr. Taslitz is a co-founder and Managing Principal of Sterling Capital and Sterling Group. Mr. Taslitz has served as the President of Sterling Group since 1984. Mr. Taslitz, age 36, is a director of Resource Media, Inc., a privately-held radio broadcast company, and is president and a director of Arizona City Broadcasting Corporation, a Delaware corporation which filed a petition under the Federal bankruptcy laws in January 1995.

         Merrick M. Elfman. Mr. Elfman is Vice Chairman of the Company, a position he has held since February 1996, and has been a director of the Company since 1991. He is also the founder of Elfman Venture Partners, Inc. and serves as Chairman of Gray Supply Company, Inc.

Board Committees

         The Board of Directors has established an Audit Committee and a Compensation Committee and has no nominating committee. Selection of nominees for the Board is made by the entire Board of Directors.

         The Audit Committee is composed of Mr. Becker, Mr. Jordan and Mr. Miller. The Audit Committee is responsible for reviewing the internal accounting procedures of the Corporation and the results and scope of the audit and other services provided by the Corporation's independent auditors, consulting with the Corporation's independent auditors and recommending the appointment of independent auditors to the Board of Directors. The Audit Committee met three times during the year ended December 31, 1995; each member of the Audit Committee attended each meeting.

         The Compensation Committee is composed of Mr. Jordan and Mr. Miller. The Compensation Committee has the authority and performs all of the duties related to the compensation of management of the Corporation, including determining policies and practices, changes in compensation and benefits for management, determination of employee benefits and all other matters relating to employee compensation, including matters relating to the administration of the Corporation's Stock Option Plan (the "Plan"). The Compensation Committee met one time during the year ended December 31, 1995; each member of the Compensation Committee attended that meeting.

Attendance at Meetings

         During the year ended December 31, 1995, the Board of Directors held six meetings. All directors attended more than 75% of the meetings of the Board of Directors.

Directors' Fees

         The Corporation has adopted a policy of paying fees to non-employee directors (other than Mr. Becker) in the amount of $7,500 per year, plus $500 for each meeting of the Board attended and $250 for each meeting of each committee thereof attended. Non-employee directors have also received options to purchase an aggregate of 15,000 shares of Common Stock under the Company's Stock Option Plan (the "Plan"). Assuming the adoption by shareholders at this annual meeting of the Directors' Stock Option Plan described in Proposal Three and attached hereto as Appendix A, non-employee directors will receive, in lieu of cash directors' fees, options to purchase 10,000 shares following each annual meeting beginning with the 1996 annual meeting. See Proposal Three, Directors' Stock Option Plan.

ITEM 11.  EXECUTIVE COMPENSATION.


Executive Compensation

         The following table sets forth annual and long-term compensation for the fiscal years ended December 31, 1993, 1994 and 1995 for services in all capacities to the Corporation of (i) the Chief Executive Officer and (ii) the Corporation's other executive officers whose total annual salary and bonus exceeded $100,000 during such periods (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                          Annual Compensation                        Compensation Awards
                                   ---------------------------------        -------------------------------------
                                                                             Securities
                                                                             Underlying             All Other
Name and Position(1)               Year      Salary($)      Bonus($)        Options/SAR's      Compensation($)(5)
---------------------------        ----     ----------      --------        -------------      ------------------
Eric D. Becker,                    1995          --              --                --                    --
Chairman of the Board(2)           1994          --              --                --                    --
                                   1993          --              --                --                    --

William E. O'Leary,                1995     166,126              --            25,000                 3,000
President(3)                       1994     160,680              --                --                    --
                                   1993     156,000          78,966           125,086                 2,937

Anthony J. Brocato, Jr.(4),        1995     100,000          22,433                --                 2,000
Vice President, Sales and          1994     100,000              --                --                    --
General Manager-Beverage           1993          --              --                --                    --
Division

------------
(1) This table presents information concerning the Company's Chief Executive Officer and its three other most highly compensated executive officers (determined by reference to total annual salary and bonuses earned by such officers) for the fiscal year ended December 31, 1995. Mr. Franklin Roth and Mr. Alan Pauly joined the Company as executive officers in March 1996. Mr. Roth receives an annual salary of $125,000, and Mr. Pauly currently receives an annual salary of $100,000. These executives would have been included in this table had they been with the Company during the fiscal year ended December 31, 1995.
(2) Although Mr. Becker received no compensation from the Corporation during 1993, 1994 and 1995, the Corporation paid Sterling Group $101,041, $144,200 and 148,526 in 1993, 1994 and 1995, respectively, for certain consulting services, including the services of Mr. Becker. See "Certain Transactions with Management." The Corporation entered into a five-year Consulting Agreement with Sterling Group (assigned by Sterling Group to Sterling Advisors), effective November 29, 1993, pursuant to which Sterling Group agreed to provide consulting services to the Corporation, including the services of Mr. Becker, and will receive fees of $144,200 per annum, increasing by 3% on January 1 of each year the agreement is in effect. Effective March 15, 1996, the Consulting Agreement was terminated and replaced with a new Consulting Agreement pursuant to which Sterling Group and Elfman Venture Partners, Inc. will provide consulting services to the Corporation for fees in the aggregate of $300,000 per annum, increasing 5% on January 1 of each year the agreement is in effect. See "Consulting and Employment Agreements."
(3) On March 15, 1996 and Mr. Sussna was named Chief Executive Officer of the Company. Mr. O'Leary continues his duties as President.
(4) Mr. Brocato assumed his position in October 1994 and his salary for 1994 is presented on an annualized basis.
(5) Includes contributions by the Corporation in the amount of $1,371, $1,391 and $1,400 to its 401(k) Plan on behalf of Mr. O'Leary in 1993, 1994 and 1995, respectively. Includes contributions by the Corporation in the amount of $1,000 to its 401(k) Plan on behalf of Mr. Brocato in 1995. Also includes life insurance premiums paid by the Corporation in the amount of $1,566 on behalf of Mr. O'Leary in each of 1993 and 1994 and

       $1,600 in 1995 and life insurance premiums paid by the Corporation in the amount of $1,000 on behalf of Mr. Brocato in 1995.

Option Grants

         There were options to purchase 25,000 shares at an exercise price of $2.75 per share granted to Mr. O'Leary during the year ended December 31, 1995. There were no options granted to the Named Officers during the fiscal year ended December 31, 1995. In March 1996, the Corporation granted options to purchase 10,000 shares of Common Stock to Mr. E. Becker at an exercise price of $1.05, determined by the Board of Directors to be the fair market value of the options on the date of the grant. These options are subject to stockholder approval of Proposal Two herein relating to an increase in the number of shares that may be issued under the Corporation's Stock Option Plan.

Option Fiscal Year-End Values

         Shown below is information with respect to the unexercised options to purchase the Corporation's Common Stock granted in 1995 under the Plan. Neither the Corporation's Chief Executive Officer nor the Named Officers exercised any stock options during the year ended December 31, 1995.

                                     Number of
                               Securities Underlying                        Value of Unexercised
                                Unexercised Options                         In-the-Money Options
                           Held at December 31, 1995(#)                    at December 31, 1995($)
                        -----------------------------------           ---------------------------------
Name                    Exercisable           Unexercisable           Exercisable         Unexercisable
----                    -----------           -------------           -----------         -------------
Eric D. Becker(1)              --                      --                   --                   --
William E. O'Leary        100,052                  50,034                $0.00                $0.00
Anthony Brocato                --                      --                   --                   --

(1) Options to purchase 10,000 shares of Common Stock were granted to Mr. Becker in March 1996 at an exercise price of $1.05 per share. These options are subject to stockholder approval.

Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Directors has furnished the following report on its policies with respect to the compensation of executive officers. The report is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the SEC's proxy rules or to the liabilities of
Section 18 of the 1934 Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Corporation under the Securities Act of 1933 or the 1934 Act.

         The Corporation's Board of Directors established the Compensation Committee at the end of 1993, and the Committee will determine and act upon compensation decisions as described below in 1996 and future years. Decisions on compensation of the Corporation's executives officers generally will be made by the Compensation Committee of the Board of Directors. No member of the Compensation Committee is an employee of the Corporation. During 1995, the Committee consisted of Mr. Miller and Mr. Jordan. All decisions by the Compensation Committee relating to the compensation of the Corporation's executive officers will be reviewed by its full Board, except for decisions concerning grants under the Plan, if approved, which will be made solely by the Committee in order for the grants to satisfy certain requirements under the 1934 Act.

Compensation Policies Toward Executive Officers

         The Corporation's executive compensation policies are intended to provide competitive levels of compensation that reflect the Corporation's annual and long-term performance goals, reward superior corporate performance, and assist the Corporation in attracting and retaining qualified executives. Total compensation for the Named Officers as well as the other senior executives is comprised of three principal components: base salary, annual incentive compensation and grants of options to purchase the Corporation's Common Stock. The base salaries are fixed at levels which the Compensation Committee believes are comparable to those of executives of similar status in the beverage distribution industry. In addition to base salary, each executive officer is eligible to receive an annual bonus tied to the Corporation's success in achieving certain annual performance measures, as well as individual performance. The Board of Directors and the Compensation Committee also believe that longer-term incentives are appropriate to motivate and retain key personnel and that stock ownership by management is beneficial in aligning management's and stockholders' interests in the enhancement of stockholder value. Accordingly, the Compensation Committee intends to consider annual grants of stock options to executive officers and other employees under the Plan.

         The following describes in more specific terms the three elements of compensation that implement the Committee's compensation reported for 1995:

         Base Salary. Each year the Chief Executive Officer recommends to the Committee a base salary level for senior executives whose salaries are not fixed by contract. In this regard, Messrs. O'Leary, Brocato and Izzo's base salaries are fixed by contract, and Mr. Becker is not directly compensated by the Corporation. In formulating such recommendations, the Chief Executive Officer considers local salary levels for comparable positions, informal information regarding industry standards and performance judgments as to the past and expected future contributions of the individual senior executives. The Committee will review the recommendations and fix the base salaries of each of these executive officers based on available competitive compensation data and the Committee's assessment of each officer's past performance and its expectation as to future contributions.

         Annual Incentive Bonus. Annual incentive bonuses are primarily based upon the achievement of measurable pre-tax earnings performance goals established at the beginning of the fiscal year. In the case of Mr. O'Leary, a bonus opportunity of up to 50% of base salary is based on achieving 100% of the pre-tax earnings goal. For John Izzo, Vice President Finance, Controller and Treasurer, a bonus opportunity of up to 22.5% of base salary is based on this pre-tax earnings goal, and for Mr. Brocato, a bonus opportunity of $7,500 per quarter based on the achievement of certain case sales.

         In addition to the executive officers, some level of annual incentive bonus may currently be earned by the Corporation's salaried employees based on the recommendation of the President.

         Long-Term Stock Option Incentives. Stock options provide executives with the opportunity to buy an equity interest in the Corporation and to share in the appreciation of the value of the Corporation's Common Stock. Stock options are granted at the fair market value price of the Common Stock on the date of grant, are subject to vesting over time and only have future value for the executives if the stock price appreciates from the date of grant. Factors influencing stock option grants to executive officers include performance of the Corporation, relative levels of responsibility, contributions to the business of the Corporation and competitiveness with other growth oriented companies. Stock options granted to executive officers and other management employees are approved by the Compensation Committee. In 1993, Mr. O'Leary was granted options to purchase 125,086 shares of stock at an exercise price of $6.50 per share, 20% of which options vested upon stockholder approval of the Plan and 20% of which vested or are to vest on the first through fourth anniversary dates of such grant. In April 1995, the Board of Directors determined to reprice the unvested options. The new exercise price for the unvested options is the fair market value of the Common Stock on the date on which the options vest. In addition, there were options to purchase 25,000 at an exercise price of $2.75 per share granted to the Chief Executive Officer during the year ended December 31, 1995. There were no options granted to the Named Officers during the fiscal year ended December 31, 1995.

         Other Compensation Plans. The Corporation maintains a defined contribution plan (the "401(k) Plan") which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k) and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). The Corporation's senior executives are eligible to participate in the 401(k) Plan and are permitted to contribute up to the maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404 and 415 (i.e., $9,240 in 1995). All amounts deferred under the 401(k) Plan's salary reduction feature by a participant vest immediately in the participant's account while contributions made by the Corporation vest over a seven year period in the participant's account. The Corporation will make a matching contribution to the 401(k) Plan equal to 25% of each participant's contribution, up to a maximum of 6% of the participant's salary. The Corporation may make additional discretionary contributions.

         Benefits. Benefits offered to key executives are largely those that are offered to the general employee population, such as group health and life insurance coverage and participation in the Company's 401(k) Plan. In addition, Mr. O'Leary is provided a Corporation automobile. Benefits are not tied directly to corporate performance.

Mr. Becker's Compensation.

         Although Mr. Becker received no compensation from the Corporation during 1995, the Corporation paid Sterling Group $148,526 in 1995 for certain consulting services, including the services of Mr. Becker. See "Certain Transactions with Management" and "Consulting and Employment Agreements."

         The Compensation Committee believes that the Corporation's executive compensation policies and programs serve the interests of the Corporation and its stockholders. Total compensation to the executives is linked to Corporation performance.

         Submitted by the Members of the Compensation Committee:



                                                     John A. Miller
                                                     G. Cook Jordan, Jr.

Consulting and Employment Agreements

         The Corporation entered into a Consulting Agreement (the "Consulting Agreement") with Mr. Becker and Sterling Group (assigned by Sterling Group to Sterling Advisors), effective November 29, 1993, pursuant to which Mr. Becker acted as a part-time consultant to the Corporation and served as the Corporation's Chairman of the Board and a director. The initial term of this Consulting Agreement was from November 29, 1993 until December 31, 1998. The term of the agreement was to extend for additional one year periods commencing on January 1, 1999, and each January 1 thereafter, unless and until terminated by written notice given by either party to the other 12 months prior to each applicable termination date. The Consulting Agreement provided that the
Corporation shall pay Sterling Advisors a base fee of $140,000 per year, which base fee shall increase by 3% on January 1 for each year the agreement remains in effect.

         The Corporation, Sterling Group and Messrs. Becker, Taslitz, D. Becker and C. Hoehn-Saric entered into a Non-Compete and Non-Disclosure Agreement containing certain non-competition and confidentiality provisions pursuant to which Sterling Group and Messrs. Becker, Taslitz, D. Becker and C. Hoehn-Saric have agreed not to compete with the Corporation for a period ending one year after Sterling Group's consulting relationship with the Corporation is terminated, nor will they solicit for employment any director, stockholder or certain employees of the Corporation during such period. Such agreement also provides that neither Sterling Group nor such persons will disclose any confidential information concerning the Corporation and its business to any other person or entity except as may be required by law.

         Effective March 15, 1996, the Consulting Agreement was terminated and replaced with a new Consulting Agreement (the "New Consulting Agreement") pursuant to which Sterling Advisors and Elfman Venture Partners, Inc. will provide consulting services to the Corporation for base consulting fees in the aggregate of $300,000 per year, increasing 5% on January 1 of each year the agreement is in effect. The New Consulting Agreement also provides for the reimbursement of certain expenses incurred by Sterling Advisors and Elfman Venture Partners, Inc. on behalf of the Corporation. Mr. Becker acts as a consultant to the Corporation and serves as the Corporation's Chairman of the Board pursuant to the New Consulting Agreement. The New Consulting Agreement provides that the Chairman is entitled to participate in any profit sharing plan, retirement plan, group life insurance plan or other insurance plan or medical insurance plan maintained by the Corporation for its non-employee directors, and reimbursement for certain fees of professional organizations. The term of the New Consulting Agreement is from March 15, 1996 until December 31, 2001. The term of the agreement extends for additional one year periods commencing January 1, 2002, and each January 1 thereafter, unless and until terminated by written notice given by either party to the other 12 months prior to each applicable termination date. In addition to the base consulting fees, a financing fee equal to the greater of 2.5% of the total consideration paid by the Company in an acquisition shall be paid to Sterling Advisors and Elfman Venture Partners, Inc. The New Consulting Agreement provides that Sterling Advisors and Elfman Venture Partners, Inc. (or their respective principals) will receive in the aggregate options to purchase 25,000 shares of Common Stock during each year in which the New Consulting Agreement is in effect. Such options vest on each December 31 at an exercise price equal to 70% of the fair market value of the Common

Stock on the preceding January 1. All compensation payable by the Corporation under the New Consulting Agreement is payable 80% to Sterling Advisors and 20% to Elfman Venture Partners, Inc.

         The Corporation entered into an Employment Agreement with Mr. O'Leary in September 1993, pursuant to which Mr. O'Leary will serve as the President of the Corporation. The initial term of the agreement is from November 29, 1993 and continues until December 31, 1996. The term of the agreement is to extend for additional one year periods commencing on January 1, 1997, and each January 1 thereafter, unless and until terminated by written notice given by either party to the other three months prior to each applicable termination date. The agreement provides that the Corporation shall pay Mr. O'Leary base compensation of $156,000 per year, which base compensation shall increase by 3% on March 1 for each year the agreement remains in effect. Commencing in 1994, Mr. O'Leary is also eligible to receive a bonus each year equal to one-half of his base salary for such year provided (i) Mr. O'Leary was a full-time employee of the Corporation during such year and (ii) the Corporation achieved 100% of pre-tax earnings as set forth in the annual budget submitted by Mr. O'Leary and approved by the Board of Directors of the Corporation. Pursuant to the terms of the agreement, Mr. O'Leary received options on November 29, 1993 to acquire 125,086 shares of the Common Stock of the Corporation, 20% of which options vested upon stockholder approval of the Plan and 20% of which vested or are to vest on the first through fourth anniversary dates of such grant. The exercise price of such options is equal to $6.50 per share for options that vested before 1995 and is equal to the fair market value of the Common Stock on the date of vesting for the remainder of the options. The Corporation has registered under the Securities Act on Form S-8 the shares issuable under such options. In addition, during 1995, Mr. O'Leary received options to purchase an additional 25,000 shares at an exercise price of $2.75 per share which options were immediately vested.

         The Corporation also entered into an Employment Agreement with Mr. Izzo in September 1993, pursuant to which Mr. Izzo is to serve as Vice President-Finance, Controller and Treasurer of the Company. The initial term of the agreement is from November 29, 1993 until December 31, 1996. The term of the agreement is to extend for additional one year periods commencing on January 1, 1997, and each January 1 thereafter, unless and until terminated by written notice given by either party to the other six months prior to each applicable termination date. The agreement provides that the Corporation shall pay Mr. Izzo a base salary of $47,000 per year. On March 15, 1996, Mr. Izzo's base salary was increased to $60,000 per year.

         Mr. O'Leary's and Mr. Izzo's employment agreements also contain certain non-competition and confidentiality provisions pursuant to which Mr. O'Leary and Mr. Izzo have each agreed not to compete with the Corporation for a period of eighteen months following termination of their employment with the Corporation, nor will they solicit for employment any director, stockholder or certain employees of the Corporation during such period. The agreement also provides that Mr. O'Leary and Mr. Izzo will not disclose any confidential information concerning the Corporation and its business to any other person or entity except as may be required by law.

         Mr. Robert E. Groth, who was a party to a Consulting Agreement with the Corporation dated April 27, 1994 pursuant to which Mr. Groth acted as President of the Corporation's Flying Fruit Fantasy Division, resigned from the
Corporation's Board of Directors in March 1996 in connection with the Corporation's sale to Mr. Groth and related parties of certain equipment for a purchase price of $80,000 following the Corporation's decision to discontinue the Flying Fruit Fantasy Division.

         The Corporation entered into an Employment Agreement with Mr. Brocato, in April 1995, pursuant to which Mr. Brocato agreed to serve as Vice President, Sales and General Manager/Beverage Division. The term of the agreement is from April 24, 1995 and continues until December 31, 1996. The term of the agreement is to extend for additional one year periods commencing on January 1, 1997, and each January 1 thereafter, unless and until terminated by written notice given by either party to the other three months prior to each applicable termination date. The agreement provides that the Company shall pay Mr. Brocato base compensation of $100,000 per year. Mr. Brocato is eligible to receive a bonus each quarter of $7,500 provided (i) Mr. Brocato was a full-time employee of the Company during the preceding quarter and (ii) the Company achieve 100% of the case sales' budget as determined by the Company's CEO and approved by the Board of Directors in conjunction with the annual budget. The bonus for the first three quarters of Mr. Brocato's employment was paid regardless of achievement of case sales budget. Pursuant to the terms of the agreement, Mr. Brocato received options to purchase 7,000 shares on January 1, 1996 and will receive options to purchase an additional 7,000 shares on January 1, 1997 and 1998. The options become vested three years from the date of grant and have an exercise price equal to the closing price on NASDAQ on the day before the options are granted.

Compliance with Section 16 of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Corporation's officers, directors and certain beneficial holders of common stock to file reports about their beneficial ownership of the Corporation's common stock. Based solely on its review of the copies of such reports furnished to the Corporation by its directors and officers during and with respect to the year 1995, the Corporation believes that none of its directors and officers failed to file on a timely basis any reports required by Section 16(a) of the 1934 Act.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the ownership of Common Stock as of April 15, 1996, by each person known by the Corporation to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, each director of the Corporation, each Named Officer (as defined below), and all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission by such persons or upon information otherwise provided by such persons to the Corporation.


                                      Shared Beneficially
  Names of Beneficial Owners                Owned(1)         Percentage Owned
  --------------------------------    -------------------    ----------------

Douglas Becker....................        352,293(4)              6.13%
Eric D. Becker....................        402,293(4)(6)           7.00%
Merrick M. Elfman.................        417,394(3)(4)           7.25%
Philip L. Glass...................        370,265(8)              6.45%
Bruce Goldman.....................        613,411(2)             10.68%
Rudolf Christopher Hoehn-Saric....        383,035(4)(7)           6.66%
Rick Inatome......................         98,240(4)              1.71%
G. Cook Jordan, Jr................         18,000(4)               *
William E. O'Leary................        150,052(9)              2.57%
John A. Miller....................        100,240(4)              1.75%
Alan F. Sussna....................        152,900                 2.66%
Steven M. Taslitz.................        408,269(4)(5)           7.10%
Anthony Brocato...................          5,000                  *
All directors and executive officers
as a group (12 persons)...........      1,886,779                31.89%


*Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Includes 250,346 shares of Common Stock of the Corporation held by KJT Gift Trust dated 1/11/94, of which Mr. Goldman is a co-trustee. Mr. Goldman disclaims beneficial ownership of the shares held by the KJT Gift Trust.
(3) Mr. Elfman shares beneficial ownership of such shares with his wife, Therese L. Wareham.

(4) Includes shares that may be acquired upon the exercise of options granted under the Plan. With respect to Messrs. D. Becker, E. Becker, Hoehn-Saric, Inatome and Taslitz, also includes options to purchase 10,000 shares granted to each of them in March 1996 at an exercise price of $1.05 per share, the fair market value of the Common Stock on the date of the option grants. These options are subject to shareholder approval of an increase in the number of shares that may be issued under the Corporation's Stock Option Plan.
(5) Mr. Taslitz shares beneficial ownership of the shares with his wife, Kathy J. Taslitz.
(6) Mr. Becker shares beneficial ownership of such shares with his wife, Jill E. Becker, the registered holder of such shares.
(7) Mr. Hoehn-Saric beneficially owns these shares directly and indirectly as custodian for Gabriella Hoehn-Saric and Rudolf Christopher Hoehn-Saric, Jr.
(8) Philip L. Glass shares beneficial ownership of such shares with his wife, Ellen V. Glass. Of the 370,265 shares of Common Stock attributable to the beneficial ownership of Mr. and Mrs. Glass, 84,770 shares are held by the Glass International Ltd. Profit Sharing Plan and Trust dated 7/1/83 (the "Trust"). Mr. and Mrs. Glass are co-trustees and also beneficiaries of the Trust. The balance of such shares of Common Stock of the Corporation are held by the Mr. and Mrs. Glass jointly, either as joint tenants or tenants in common.
(9) Includes 100,052 shares that may be acquired upon the exercise of options granted under the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Corporation and Sterling Group entered into a Management Agreement in September 1991 ("Management Agreement") pursuant to which the Corporation agreed to pay Sterling Group a management fee (the "Management Fee") for providing certain management services. The Corporation also agreed to pay Sterling Group a one-time financing fee, payable over eighteen months (the "Financing Fee") in connection with the acquisition of the assets of the Corporation from its predecessor's owners and the financing thereof. During 1995, the Corporation paid $148,526 in Management Fees. The Management Agreement was terminated in connection with the initial public offering. The Corporation also entered into a Consulting Agreement with Sterling Group. See "Consulting and Employment Agreements."

         In December 1995, the Corporation discontinued its Flying Fruit Fantasy Division and sold assets in March 1996 related thereto to Mr. Groth and related parties for a purchase price of $80,000. The Corporation established its Flying Fruit Fantasy Division in May 1994 through the acquisition of assets for $500,000 in cash and 23,077 shares of the Corporation's Common Stock. In addition, pursuant to the terms of the asset purchase agreement, the Corporation was required to pay $5,000 per month for 24 consecutive months from the May 1994 closing. In addition, the Sellers received one share of the Corporation's Series A Non-Voting Convertible Preferred Stock which converted on October 27, 1996 into $150,000 worth of the Corporation's common stock (based on the average closing price on the five days preceding October 27, 1996 valued at $5 per share).

         In March 1996, a Financing Fee of $300,000 was paid to Sterling Advisors and Elfman Venture Partners, Inc. in connection with the acquisition of Carlton Foods Corp. and Prefco Inc., described below.

         On January 25, 1996, the Company, Carlton Foods Corp., and Carlton Foods, Inc. executed an Agreement and Plan of Merger under which Carlton was merged into Carlton Foods Corp., a wholly owned subsidiary of the Company. Prior to the March 15, 1996 closing date of the transaction, certain of the Company's shareholders collectively owned approximately 40.7% of Carlton Foods, Inc. Carlton was merged with and into a wholly-owned subsidiary of the Company in consideration of the issuance of 400,001 shares of the Company's common stock. The Company also refinanced and assumed certain indebtedness of Carlton in the amount of approximately $3,000,000, which included approximately $300,000 in principal and accrued interest owed by Carlton to certain of its stockholders.

         On March 15, 1996, the Atlantic Beverage Company, Inc. (the "Company") finalized a transaction by which ABEV Acquisition Corp., a wholly-owned subsidiary of the Company, acquired all of the capital stock of Prefco, Inc. ("Prefco"). Prefco, based in Houston, Texas, markets and distributes its own branded meat products as well as unbranded meat products to the retail grocery trade in Texas. Simultaneously with the acquisition of Prefco's stock, the Company merged Carlton Foods, Inc. ("Carlton") into a separate wholly-owned subsidiary of the Company. Carlton, based in New Braunfels, Texas, is a manufacturer of branded and private label meat products. The newly acquired business operate as separate, wholly-owned subsidiaries of the Company under the names Prefco Corp. and Carlton Foods Corp. Under the terms of the Stock Purchase Agreement executed on January 23, 1996, among the Company, ABEV, and Franklin Roth and Allen Pauly (collectively, the "Selling Shareholders"), ABEV acquired all of the outstanding capital stock of Prefco. Immediately after the acquisition of Prefco, it was merged into ABEV which subsequently changed its name to Prefco Corp. The purchase price under the Stock Purchase Agreement was $7,400,000, of which $6,000,000 was paid in cash at the March 15, 1996 closing and $1,400,000 will be paid under a subordinated note. The note will bear interest at 9% per annum and will be payable in quarterly installments of interest, with the final payment of all outstanding interest and principal payable on March 15, 2001, the fifth anniversary of the closing date. In addition to the amounts paid in cash and under the note, the Selling Shareholders each received 25,000 shares of the Company's Common Stock. The Company will also, under certain conditions based primarily upon the growth in annual income, deliver to the Selling Shareholders options to purchase additional shares of the Company during each of the four fiscal years after closing. In addition to the assumed debt and the issuance of a $1,400,000 subordinated note to the Selling Shareholders of Prefco, the Company financed the acquisitions and merger through (i) a loan agreement with LaSalle National Bank which provided a $4,500,000 term loan and a $6,500,000 revolving line of credit and (ii) a $2,800,000 private placement of approximately 2,700,000 shares of the Company's unregistered common stock.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

         Atlantic Beverage Company, Inc. has set forth on pages F-1 through F-18 of this Form 10-K the following financial statements of the Company:

                  ATLANTIC BEVERAGE
                  COMPANY, INC.:                             Page(s)

                  Report of Independent Public
                  Accountants                                  F-2

                  Consolidated Balance Sheets as of
                  December 31, 1994 and 1995                   F-3

                  Consolidated Statements of
                  Operations For the Years Ended
                  December 31, 1993, 1994 and 1995             F-4

                  Consolidated Statements of Stockholders'
                  (Deficit) Equity For the Years Ended
                  December 31, 1993, 1994 and 1995             F-5

                  Consolidated Statements of Cash Flows For
                  The Years Ended December 31, 1993,
                  1994 and 1995                                F-6

                  Notes to Consolidated Financial
                  Statements                                   F-8

(a)(2)  Financial Statement Schedules

         Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(a)(3)  Exhibits

         The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibits listed below:

 Exhibit
  Number                              Description
 -------                              -----------
    2.01 Agreement and Plan of Merger dated as of September 15, 1993 ("Merger Agreement") among the Company, Strategic Investment Corporation and
            T. Rowe Price Strategic Partners Fund, L.P. ("Strategic Fund").

    2.02    Form of Amendment to Merger Agreement.

 Exhibit
  Number                              Description
 -------                              -----------
    3.01 Certificate of Incorporation of the Company, including all amendments thereto.

    3.02    By-Laws of the Company.

    3.03 Certificate of Designation of the Series A Non-Voting Convertible Preferred Stock of the Company (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30,
            1994 and  incorporated  herein by reference)

    4.01    Specimen Stock Certificate.

    4.02    Registration Rights Agreement between Strategic Fund and the
            Company.

    4.03    Stock Option Plan.

   10.01 Distribution Agreement dated as of November 25, 1992 between Joseph Victori Wines, Inc. and Maryland Beverage, L.P., as amended.(**)

   10.02 Letter dated March 21, 1994 from the Company to Ginger Group, Ltd. (filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.)

   10.03 Distribution Agreement dated April 12, 1991 between Ginger Group, Ltd. and Castle Food Products Corporation, as amended.(**)

   10.04 Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M. Taslitz, Douglas L. Becker and R. Christopher Hoehn-Saric.

   10.05 Employment Agreement dated September 24, 1993 between the Company and William E. O'Leary.

   10.06 Employment Agreement dated September 24, 1993 between the Company and John F. Izzo.

   10.07 Warehouse Lease dated August 5, 1988 between Hill Management Services, Inc. and Maryland Beverage Company, Inc., as amended.

   10.08 Consulting Agreement dated September 24, 1993 among the Company, Eric D. Becker and Sterling Group, Inc.

   10.09 Assignment of Consulting Agreement dated December 31, 1993 among the Company, Sterling Group, Inc. and Sterling Advisors, L.P. (filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.)

   10.10    Form of Tax Indemnification Agreement.

   10.11 Amendment to Employment Agreement dated September 24, 1993 between the Company and William E. O'Leary.

   10.12 Asset Purchase Agreement, dated April 7, 1994, among the Company, Flying Fruit Fantasy, U.S.A., Inc., Groth Industries, Inc. and Robert E. Groth and Georgia B. Groth (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 11, 1994 and incorporated herein by reference)

   10.13 Agreement for License, dated as of April 27, 1994, between Groth Industries, Inc. as the Beverage Company (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 11, 1994 and incorporated herein by reference)

   10.14 Consulting Agreement, dated April 27, 1994, between the Company and Robert E. Groth (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 11, 1994 and incorporated herein by reference)

   10.15+ Stock Purchase Agreement dated as of January 23, 1996, between the among the Company, ABEV Acquisition Corp., Franklin Roth and Allen Pauly (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference)

   10.16+ Employment Agreement dated March 15, 1996 between ABEV Acquisition Corp. and Franklin Roth (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference)

   10.17+ Agreement and Plan of Merger Dated as of January 25, 1996 among the Company, Carlton Foods Corp., and Carlton Foods, Inc. (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference)

   10.18+ $1.4 Million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauley (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference)

 Exhibit
  Number                               Description
 -------                               -----------
   10.19+ Loan and Security Agreement dated as of March 15, 1996 among Atlantic Beverage Company, Inc., Carlton Foods Corp. and ABEV Acquisition Corp., as borrowers, and LaSalle National Bank, as the Lender (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference)

   10.20+ Stock Purchase Agreement dated as of March 15, 1996 among the Company and Purchasers under the $2.8 million Private Placement (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference)

   11.01    Statement Regarding Computation of Pro Forma Per Share Earnings.(*)

   11.02 Statement Regarding Computation of Historical Weighted Average Common Shares.(*)

   23.01    Consent of Independent Public Accountants(*)

   99.01    Limited Partnership Agreement of Maryland Beverage L.P.

--------------
         ** Confidential treatment was afforded for certain portions of these agreements.

         * Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Unless otherwise noted, all other Exhibits have either been previously filed or incorporated by reference as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).

         + Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.


(b)  Report on Form 8-K

         Atlantic Beverage Company, Inc.  Form 8-K filed April 1, 1996

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 10, 1997.


                                      ATLANTIC BEVERAGE COMPANY, INC.



                                      By: /S/ Merrick M. Elfman
                                          ----------------------------------
                                          Chairman of the Board and Director

                         ATLANTIC BEVERAGE COMPANY, INC.

                         FINANCIAL STATEMENTS
                         AS OF DECEMBER 31, 1994 AND 1995
                         TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                        ATLANTIC BEVERAGE COMPANY, INC.


                         INDEX TO FINANCIAL STATEMENTS



                                                                        Page

Report of Independent Public Accountants                                 F-2

Consolidated Balance Sheets - as of December 31, 1994
    and 1995                                                             F-3

Consolidated Statements of Operations -
    for the years ended December 31, 1993, 1994 and 1995                 F-4

Consolidated Statements of Stockholders' (Deficit) Equity -
    for the years ended December 31, 1993, 1994 and 1995                 F-5

Consolidated Statements of Cash Flows -
    for the years ended December 31, 1993, 1994 and 1995                 F-6

Notes to Consolidated Financial Statements                               F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Atlantic Beverage Company, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Beverage Company, Inc. (a Delaware corporation, successor to Maryland Beverage Company, Inc., a Maryland corporation) and its wholly-owned (majority-owned through November 29, 1993) limited partnership as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Beverage Company, Inc. as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995.



Baltimore, Maryland,
    March 15, 1996

                        ATLANTIC BEVERAGE COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                  --------------------------------
                                                                                        1994              1995
                                                                                  ---------------   --------------
                         ASSETS

CURRENT ASSETS:
    Cash                                                                          $      142,395    $           -
    Accounts receivable, net of allowance for doubtful accounts
       of $71,000 and $35,000, respectively                                            1,000,329           798,385
    Inventory                                                                            692,969           630,968
    Prepaid expenses and other                                                           229,251           171,467
                                                                                  --------------    --------------

          Total current assets                                                         2,064,944         1,600,820

EQUIPMENT, net (Note 2)                                                                  521,491           706,518

NONCOMPETE AGREEMENTS, net (Note 3)                                                      156,000           116,000
DEFERRED TAX ASSET, net (Note 6)                                                         365,000           365,000

GOODWILL, net (Note 1)                                                                   146,365            30,666
OTHER ASSETS, net (Note 4)                                                                32,748           102,143
NET NON-CURRENT ASSETS OF DISCONTINUED
    OPERATIONS (Note 14)                                                               1,888,291                -
                                                                                  --------------    -------------

          Total Assets                                                            $    5,174,839    $    2,921,147
                                                                                  ==============    ==============
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank overdraft                                                                $           -     $      297,458
    Line of credit (Note 7)                                                                   -            440,000
    Current portion of notes payable                                                       6,932               788
    Accounts payable                                                                     658,139           855,846
    Accrued expenses                                                                      83,712            42,528
    Net current liabilities of discontinued operations (Note 14)                         353,546           722,173
                                                                                  --------------    --------------

          Total current liabilities                                                    1,102,329         2,358,793
                                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 15)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
       none issued                                                                            -                 -
    Series A nonvoting convertible preferred stock, $.01 par value;
       1 share authorized, issued and outstanding in 1994                                140,357                -
    Common stock, $.01 par value; 30,000,000 shares authorized;
       2,697,955 and 2,727,955 shares issued in 1994 and 1995,
       respectively                                                                       26,980            27,280
    Additional paid-in capital                                                         4,891,552         5,041,252
    Accumulated deficit                                                                 (978,879)       (4,079,108)
    Less: Treasury stock, at cost, 2,500 and 408,038 shares,
          respectively                                                                    (7,500)         (427,070)
                                                                                  --------------    --------------

          Total Stockholders' Equity                                                   4,072,510           562,354
                                                                                  --------------    --------------

          Total Liabilities and Stockholders' Equity                              $    5,174,839    $    2,921,147
                                                                                  ==============    ==============

      The accompanying notes are an integral part of these balance sheets.

                        ATLANTIC BEVERAGE COMPANY, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   December 31,
                                                                --------------------------------------------------
                                                                      1993             1994               1995
                                                                ---------------   ---------------   --------------
NET SALES                                                       $   26,295,942    $   24,151,796    $   20,596,436
COST OF GOODS SOLD, exclusive of depreciation
    shown below                                                     19,513,667        17,787,253        14,743,435
                                                                --------------    --------------    --------------

          Gross profit                                               6,782,275         6,364,543         5,853,001
                                                                --------------    --------------    --------------
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES:
    Salaries and benefits                                            2,930,301         3,234,935         3,087,421
    Other operating expenses                                         1,798,196         2,313,401         2,367,239
    Depreciation and amortization (Notes 2, 3 and 4)                   736,309           394,261           388,321
    Management and consulting fees to related
       parties (Note 11)                                               101,041           144,200           148,200
                                                                --------------    --------------    --------------
          Total selling, general and administrative
              expenses                                               5,565,847         6,086,797         5,991,181
                                                                --------------    --------------    --------------

    Income (loss) from operations                                    1,216,428           277,746          (138,180)

INTEREST INCOME                                                          5,800            31,836            11,654

INTEREST EXPENSE:
    Related parties                                                    654,421                -                 -
    Other (Notes 4 and 7)                                              110,337             8,350            25,394

OTHER EXPENSES, net (Note 12)                                        1,310,824            51,764                -
                                                                --------------    --------------    --------------
          Loss before minority interest and
              income tax benefit                                      (853,354)          249,468          (151,920)
MINORITY INTEREST IN LOSS BEFORE
    INCOME TAX BENEFIT                                                 107,631                -                 -
                                                                --------------    --------------    --------------

          (Loss) income before income tax benefit                     (960,985)          249,468          (151,920)

INCOME TAX BENEFIT (Note 6)                                            350,000            15,000                -
                                                                --------------    --------------    --------------

          Net (loss) income from continuing operations                (610,985)          264,468          (151,920)
LOSS FROM DISCONTINUED OPERATIONS
    (Note 14)                                                               -           (302,203)         (528,466)
LOSS ON DISPOSAL OF DISCONTINUED
    OPERATIONS (Note 14)                                                    -                 -         (2,410,200)
                                                                --------------    --------------    --------------

NET LOSS                                                        $     (610,985)   $      (37,735)   $   (3,090,586)
                                                                ==============    ==============    ==============
    NET (LOSS) INCOME FROM CONTINUING
       OPERATIONS AFTER ACCRETION OF
       PREFERRED STOCK                                          $     (610,985)   $      257,202    $     (161,563)
                                                                ==============    ==============    ==============

(LOSS) INCOME PER COMMON SHARE DATA:
    NET (LOSS) INCOME FROM CONTINUING
       OPERATIONS                                               $         (.48)   $          .09    $         (.06)
    LOSS FROM DISCONTINUED OPERATIONS,
       INCLUDING LOSS ON DISPOSAL                                         -                 (.11)            (1.16)
                                                                --------------    --------------    --------------
    NET LOSS                                                    $         (.48)   $         (.02)   $        (1.22)
                                                                ==============    ==============    ==============
    WEIGHTED AVERAGE SHARES OUTSTANDING                              1,261,495         2,710,950         2,528,532
                                                                ==============    ==============    ==============

        The accompanying notes are an integral part of these statements.

                        ATLANTIC BEVERAGE COMPANY, INC.


           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                     Series A Nonvoting
                                                         Convertible
                                                      Preferred Stock                     Common Stock
                                             --------------------------------------------------------------------
                                                  Shares            Amount           Shares            Amount
                                             ---------------   ---------------  ---------------   ---------------
BALANCE, December 31, 1992                               -     $           -         1,126,296    $       11,263
    Final distributions to
       shareholders resulting from
       "S" Corporation termination                       -                 -                -                 -
    Termination of "S" Corporation
       status                                            -                 -                -                 -
    Issuance of common stock for
       minority interest in
       partnership                                       -                 -           375,432             3,754
    Issuance of common stock in
       connection with initial public
       offering, net of expenses                         -                 -         1,173,150            11,732
    Net loss                                             -                 -                -                 -
                                             --------------    --------------   --------------    --------------

BALANCE, December 31, 1993                               -                 -         2,674,878            26,749
    Issuance of common stock                             -                 -            23,077               231
    Issuance of preferred stock                           1           133,091               -                 -
    Accretion of preferred stock                         -              7,266               -                 -
    Purchase of treasury stock                           -                 -                -                 -
    Other                                                -                 -                -                 -
    Net loss                                             -                 -                -                 -
                                             --------------    --------------   --------------    --------------

BALANCE, December 31, 1994                                1           140,357        2,697,955            26,980
    Purchase of treasury stock                           -                 -                -                 -
    Accretion of preferred stock                         -              9,643               -                 -
    Conversion of preferred stock
       to common stock                                   (1)         (150,000)          30,000               300
    Net loss                                             -                 -                -                 -
                                             --------------    --------------   --------------    --------------

BALANCE, December 31, 1995                               -     $           -         2,727,955    $       27,280
                                             ==============    ==============   ==============    ==============


                                          Additional                                  Treasury Stock                    Total
                                            Paid-in          Accumulated     ---------------------------------       Stockholders'
                                            Capital            Deficit          Shares            Amount           Equity (Deficit)
                                      ------------------   ----------------  ---------------   ---------------     ----------------
BALANCE, December 31, 1992              $    (921,197)       $  (1,016,927)              -     $           -       $  (1,926,861)
    Final distributions to
       shareholders resulting from
       "S" Corporation termination                 -              (160,000)              -                 -            (160,000)
    Termination of "S" Corporation
       status                                (854,034)             854,034               -                 -                  -
    Issuance of common stock for
       minority interest in
       partnership                            218,937                   -                -                 -             222,691
    Issuance of common stock in
       connection with initial public
       offering, net of expenses            6,349,895                   -                -                 -           6,361,627
    Net loss                                       -              (610,985)              -                 -            (610,985)
                                      ---------------      ---------------   --------------    --------------    ---------------

BALANCE, December 31, 1993                  4,793,601             (933,878)              -                 -           3,886,472
    Issuance of common stock                  103,623                  -                 -                 -             103,854
    Issuance of preferred stock                    -                   -                 -                 -             133,091
    Accretion of preferred stock                   -                (7,266)              -                 -                  -
    Purchase of treasury stock                     -                    -             2,500            (7,500)            (7,500)
    Other                                      (5,672)                  -                -                 -              (5,672)
    Net loss                                       -               (37,735)              -                 -             (37,735)
                                      ---------------      ---------------   --------------    --------------    ---------------

BALANCE, December 31, 1994                  4,891,552             (978,879)           2,500            (7,500)         4,072,510
    Purchase of treasury stock                     -                    -           405,538          (419,570)          (419,570)
    Accretion of preferred stock                   -                (9,643)              -                 -                  -
    Conversion of preferred stock
       to common stock                        149,700                    -                -                 -                  -
    Net loss                                       -            (3,090,586)              -                 -          (3,090,586)
                                      ---------------      ---------------   --------------    --------------    ---------------

BALANCE, December 31, 1995              $   5,041,252        $  (4,079,108)         408,038    $     (427,070)     $     562,354
                                        =============        =============   ==============    ==============      =============

        The accompanying notes are an integral part of these statements.

F-5                                                                          F-6

                        ATLANTIC BEVERAGE COMPANY, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     December 31,
                                                                  --------------------------------------------------
                                                                        1993              1994             1995
                                                                  ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $     (610,985)   $      (37,735)  $   (3,090,586)
    Adjustments to reconcile net loss to cash flows
       provided by operating activities-
          Loss on disposal of discontinued operations                         -                 -         2,410,200
          Loss from discontinued operations                                   -            302,203          528,466
          Depreciation and amortization                                  852,157           397,823          398,441
          Deferred income tax benefit                                   (350,000)          (15,000)              -
          Minority interest in net loss                                  107,631                -                -
          Write-off of deferred financing costs                          311,364                -                -
          Write-off of non-compete agreement                           1,138,888                -                -
          Write-off of consulting agreement                                   -             39,800               -
          Gain from repayment of debt                                   (139,428)               -                -
          Gain on disposal of assets                                      (6,547)               -                -
          (Increase) decrease in accounts receivable, net               (315,539)          325,906          201,944
          (Increase) decrease in inventory                              (693,116)          440,226           62,001
          (Increase) decrease in prepaid expenses and
              other assets                                               (61,990)         (124,252)          57,784
          (Decrease) increase in accounts payable                        537,974          (260,579)         197,707
          Increase (decrease) in accrued expenses                       (226,600)          (18,598)         (41,184)
          Payment of deferred compensation                              (432,404)               -                -
                                                                  --------------    --------------   -------------
    Net cash flows provided by (used in)
       operating activities of-
          Continuing operations                                          111,405         1,049,794          724,773
          Discontinued operations                                             -           (178,157)        (597,626)
                                                                  --------------    --------------   --------------

              Net cash flows provided by operating
                 activities                                              111,405           871,637          127,147
                                                                  --------------    --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment                                            (107,736)         (853,131)        (493,805)
    Proceeds from sale of equipment                                       14,399                -               533
    Cash paid for Flying Fruit Fantasy acquisition                            -           (578,939)              -
    Payment of transaction costs related to
       Flying Fruit Fantasy acquisition                                       -           (217,030)              -
    Purchase of distribution rights                                      (25,000)          (50,000)              -
    Payment in consideration of noncompete
       agreement                                                        (200,000)               -                -
    Payment in consideration of consulting agreement                     (60,000)               -                -
    Deferred acquisition costs (Note 16)                                      -                 -           (88,014)
                                                                  --------------    --------------   --------------

              Net cash flows used in investing
                 activities                                             (378,337)       (1,699,100)        (581,286)
                                                                  --------------    --------------   --------------

        The accompanying notes are an integral part of these statements.

                        ATLANTIC BEVERAGE COMPANY, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     December 31,
                                                                  ----------------------------------------------------
                                                                        1993              1994             1995
                                                                  ---------------   ---------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in bank overdraft                         $     (338,375)   $           -    $      297,458
    Net borrowings (repayments) under line of credit                    (889,253)               -           440,000
    Repayments of notes payable to related parties                    (2,600,000)               -                -
    Repayments of notes payable                                          (42,852)          (60,671)          (6,144)
    Payment of exclusivity fees                                         (300,000)               -                -
    Payments of deferred financing costs                                 (84,971)          (21,374)              -
    Issuance of common stock, net                                      6,361,627                -                -
    Purchase of treasury stock                                                -             (7,500)        (419,570)
    Dividends and other distributions to shareholders                   (812,211)               -                -
    Other                                                                     -             (5,665)              -
                                                                  --------------    --------------   --------------

              Net cash flows provided by (used in)
                 financing activities                                  1,293,965           (95,210)         311,744
                                                                  --------------    --------------   --------------

NET INCREASE (DECREASE) IN CASH                                        1,027,033          (922,673)        (142,395)

CASH, beginning of period                                                 38,035         1,065,068          142,395
                                                                  --------------    --------------   --------------

CASH, end of period                                               $    1,065,068    $      142,395   $            -
                                                                  ==============    ==============   ==============

        The accompanying notes are an integral part of these statements.

                        ATLANTIC BEVERAGE COMPANY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - Company

The accompanying consolidated financial statements present the accounts of Atlantic Beverage Company, Inc. (previously known as Maryland Beverage Company, Inc.) and its wholly-owned (majority-owned through November 29, 1993) limited partnership, Maryland Beverage L.P. (the "Partnership"). The entities are collectively referred to herein as the "Company". All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Through November 29, 1993, Atlantic Beverage Company, Inc. owned a 75% partnership interest in the Partnership, was the sole general partner, exercised significant control and the Partnership represented the only operating activity for Atlantic Beverage Company, Inc. As a result, the accounts of the Partnership were fully consolidated with Atlantic Beverage Company, Inc. with a minority interest recorded for the 25% interest owned by a separate entity. Effective November 29, 1993, Strategic (whose only asset was its partnership interest in the Partnership) was merged with and into the Company. The sole stockholder of Strategic received 375,432 shares of common stock (representing a 25% interest) of the Company in exchange for Strategic's interest in the Partnership. In July 1995, the Company purchased 100% of Strategic's interest for $375,432. This repurchase is accounted for as treasury stock in the accompanying consolidated balance sheet.

Company Background

On April 23, 1991, MB Acquisition Corp. (an Illinois corporation) acquired substantially all of the assets and assumed certain liabilities of a Maryland corporation now known as S&B Ventures, Inc. (the "Predecessor") for $1,000,000, subject to certain adjustments as defined within the Asset Purchase Agreement (which resulted in an adjusted purchase price of approximately $1,158,000). The Asset Purchase Agreement also provided for additional payments to the shareholders of the Predecessor for the following: (i) noncompete agreement (see
Note 3); (ii) "Exclusivity Fee" in consideration for dealing exclusively with the acquirer for a certain period of time; and (iii) performance of certain consulting duties and a deferred compensation agreement.

The acquisition made by MB Acquisition Corp. was accounted for by the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of assets acquired is accounted for as goodwill.

In addition,  the Company paid  $2,000,000 for a noncompete  agreement (see Note
3).

Substantially all financing for the acquisition was originally provided by certain stockholders of MB Acquisition Corp. as a $3,000,000 bridge loan to MB Acquisition Corp. The bridge loan was retired during 1991 through the issuance of subordinated promissory notes payable to stockholders and the minority interest shareholder and with cash generated by operations.

Effective September 19, 1991, MB Acquisition Corp. merged its net assets into Atlantic Beverage Company, Inc. which then contributed its net assets (which consisted solely of those acquired from MB Acquisition Corp.) to the Partnership in exchange for a 75% ownership interest. The remaining 25% ownership interest was purchased by Strategic (a wholly-owned subsidiary of T. Rowe Price Strategic Partners Fund, L.P.), previously an unrelated investor, for $450,000.

The contribution of the net assets of Atlantic Beverage Company, Inc. to the Partnership was recorded at the net book value of the assets.

The Company is an independent wholesale distributor of specialty nonalcoholic beverages to the retail trade in the greater Baltimore and Washington, D.C. metropolitan area and surrounding counties.

Reincorporation/Change in Name

In September 1993, Maryland Beverage Company, Inc., a Maryland corporation, reincorporated as a Delaware corporation under the name of Atlantic Beverage Company, Inc. All references within the accompanying financial statements reflect the change in name for all periods presented.

In connection with the reincorporation, a 24-for-one exchange of the common stock was affected, increasing the number of shares issued and outstanding from 46,929 to 1,126,296. All references in the accompanying financial statements and related notes with respect to common stock and per share amounts have been retroactively adjusted for the exchange.

Acquisition of Flying Fruit Fantasy

On April 27, 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Flying Fruit Fantasy, USA, Inc. for approximately $580,000 in cash and 23,077 shares of common stock of the Company with a market value of approximately $104,000 at closing, one share of Series A nonvoting preferred stock convertible into $150,000 worth of common stock on October 18, 1995, valued at no less than $5.00 per share, and $5,000 in cash per month for 24 months after closing. The convertible preferred stock on April 27, 1994, was valued at $133,091 and was accreted through the conversion date up to the estimated fair value at conversion. On October 18, 1995, the preferred stock was converted into 30,000 shares of common stock.

The acquisition was accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on fair value. The resulting goodwill was determined as follows:

      Cash consideration provided at closing                        $  578,939
      Consideration paid through the issuance of note to the Seller 110,553 Consideration paid through the issuance of the Company's
          Common Stock                                                 103,923
      Consideration paid through the issuance of the Company's
          Preferred Stock                                              133,091

      Acquisition costs                                                252,250
                                                                     ---------
                                                                     1,178,756

      Fair value of net assets acquired                               (122,051)
                                                                     ---------

      Goodwill                                                      $1,056,705
                                                                     =========

During 1995, the Company decided to discontinue the Flying Fruit Fantasy Division (see Note 14).

Revenue Recognition

The Company records sales when product is delivered to the customers. Discounts provided, principally volume, are accrued at the time of the sale.

Inventory

Inventory is stated at the lower of cost or market and is comprised solely of finished goods. Cost is determined using the first-in, first-out (FIFO) method.

Equipment

Equipment consists of office and warehouse equipment and delivery vehicles and is stated at cost. Depreciation is provided for on the straight-line method over the five year and ten year estimated useful lives of the assets.

Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

Other Assets

Other assets consist of costs associated with the acquisitions described (distribution and license agreements), deferred financing costs and a consulting agreement. These assets are being amortized using the straight-line method over the following useful lives:

           Distribution and license agreements            2-3 years
           Deferred financing costs                         2 years

Goodwill

Goodwill was recorded with the acquisition of the Predecessor and is being amortized using the straight-line method over 5 years . Amortization expense for each of the years ended December 31, 1993, 1994 and 1995 was $115,699. Accumulated amortization as of December 31, 1994 and 1995 was $432,130 and $547,829, respectively.

Income Taxes

Prior to the Company's initial public offering (see Note 13), the Company and its stockholders elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code. As such, the Company's taxable income or loss for the periods was included in the individual income tax returns of its stockholders for federal and state income tax purposes. As a result, no provision for income taxes has been included in the accompanying statements of operations for the period from January 1, 1993 to November 23, 1993.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires deferred income taxes to be recorded under the liability method and restricts the conditions under which a deferred asset may be recorded.

Supplemental Cash Flow Information

                                            Cash Paid         Cash Paid
                                            for Taxes        for Interest
                                         ---------------   --------------
        Year ended December 31, 1993
            Related parties              $           -     $      662,350
            Other                                    -            114,602
        Year ended December 31, 1994
            Related parties                          -              5,090
            Other                                29,500             4,788
        Year ended December 31, 1995
            Related parties                          -              4,026
            Other                                    -             15,274

2.     EQUIPMENT:

Equipment as of December 31, 1994 and 1995 are summarized as follows:

                                              1994              1995
                                         --------------    ---------


        Equipment and vehicles           $      959,053    $    1,369,010

        Less - Accumulated depreciation        (437,562)         (662,492)
                                         --------------    --------------

        Property and equipment, net      $      521,491    $      706,518
                                         ==============    ==============

Depreciation expense for the years ended December 31, 1993, 1994 and 1995 was $116,663, $170,869 and $224,930, respectively.

3.     NONCOMPETE AGREEMENTS:

In connection with the execution of the Asset Purchase Agreement for the Predecessor, described in Note 1, a noncompete agreement was entered into with the shareholders of the Predecessor. Concurrent with the payment, at a discount, of the amounts due to the Predecessor shareholders, the Company released the Predecessor shareholders from their noncompete agreements. The net unamortized balance of $1,138,888 was written off and included within "other expenses" in the accompanying consolidated statement of operations for the year ended December 31, 1993 (see Note 12).

The Company, Sterling Group, Inc. (Sterling Group) and Sterling Group's principals have entered into a noncompete and nondisclosure agreement, effective November 29, 1993 (the closing date of the Company's initial public offering), containing certain noncompetition and confidentiality provisions. The agreement provides that Sterling Group and its principals agree not to compete with the Company for a period of five years from the closing date, nor will they solicit for employment any director, stockholder or certain employees of the Company. Such agreement also provides that Sterling Group and its principals will not disclose any confidential information concerning the Company and its business to any other person or entity except as may be required by law. The Company paid Sterling Group a fee of $200,000 at closing in consideration of such agreement.

Amortization expense for the years ended December 31, 1993, 1994 and 1995, was $309,557, $40,000 and $40,000, respectively. Accumulated amortization as of December 31, 1994 and 1995 was $44,000 and $84,000, respectively.

4.     OTHER ASSETS:

Other assets are comprised of the following as of December 31, 1994 and 1995:

                                                    1994              1995
                                               --------------    --------------

   Distribution agreements                     $      634,000    $       25,000

   Deferred financing costs                            21,374            21,374

   Deferred acquisition costs (see Note 16)                -             88,014
                                               --------------    --------------

                                                      655,374           134,388

   Less - Accumulated amortization                   (622,626)          (32,245)
                                               --------------    --------------

   Other assets, net                           $       32,748    $      102,143
                                               ==============    ==============

Amortization expense applicable to distribution, license and consulting agreements for years ended December 31, 1993, 1994 and 1995, was $194,389, $36,025 and $7,692, respectively, and is included within depreciation and amortization expenses in the accompanying consolidated statements of operations. Amortization of deferred financing costs of $115,848, $3,562 and $10,120, respectively, has been included within interest expense in the accompanying consolidated statements of operations for the years ended December 31, 1993, 1994 and 1995, respectively.

5.     SIGNIFICANT SUPPLIERS:

For the years ended December 31, 1993, 1994 and 1995, approximately 62%, 62% and 60%, respectively, of the Company's sales, based on cases sold or amounts purchased, represented Royal Mistic products. Further, 14%, 13% and 11%, respectively, represented Elliott's Amazing Juices products. No other suppliers accounted for more than 5% of the Company's sales during such periods. The Royal Mistic exclusive distribution agreement expires in December 2000, while Elliott's Amazing Juices distribution agreement expires in December 1996. There can be no assurance that these distribution agreements will be renewed.

6.     INCOME TAXES AND "S" CORPORATION SHAREHOLDER DISTRIBUTIONS:

"S" Corporation Shareholder Distributions

The Company made distributions to its shareholders during 1993 to enable them to pay estimated taxes on their respective share of the Company's taxable income.

Income Taxes

Effective November 23, 1993, the Company terminated its "S" Corporation status and became a "C" Corporation for income tax purposes.

The Company has incurred significant tax losses and has generated timing differences which would give rise to deferred taxes. Based upon available evidence, management believes that, it is more likely than not, that a portion of these losses and future deductions will be realized in future periods and has recorded a tax benefit and deferred tax asset, net of an applicable valuation allowance as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." In connection with the loss on disposal of discontinued operations, no benefit for income taxes was recorded.

A provision for current income taxes has not been provided in 1994 due to utilization of loss carryforwards. The benefit from deferred income taxes on continuing operations for the years ended December 31, 1993, 1994 and 1995, included amounts summarized as follows:

                                 1993              1994             1995
                           ---------------   ---------------  --------------
  Federal                  $      419,000    $       13,000   $      180,000
  State                            56,000             2,000           24,000
                           --------------    --------------   --------------

                                  475,000            15,000          204,000

  Valuation allowance            (125,000)               -          (204,000)
                           --------------    --------------   --------------

  Total tax benefit        $      350,000    $       15,000   $           -
                           ==============    ==============   ==============

Deferred tax assets are comprised of the following at December 31:

                                                 1994             1995
                                            ---------------  ----------

   Net operating loss carryforwards         $      465,000   $      609,000
   Assets and liabilities of discontinued
     operations                                         -           819,500
   Other                                            25,000           85,000
                                            --------------   --------------

                                                   490,000        1,513,500

   Valuation allowance                            (125,000)      (1,148,500)
                                            --------------   --------------

   Deferred tax asset                       $      365,000   $      365,000
                                            ==============   ==============

Temporary differences between the financial reporting carrying amounts and tax basis of assets and liabilities and net losses give rise to deferred taxes. The principal sources of temporary differences include net operating loss carryforwards from depreciation and amortization and bad debt reserves.

The statutory federal income tax rate, reconciled to the effective income tax rate benefit is as follows:

                                                     1994             1995
                                               ---------------  ----------------

   Statutory federal income tax rate                  34.0%            34.0%
   State income taxes, net of federal income
     tax effect                                        4.6              4.6
   Nondeductible amortization of goodwill            (84.7)           (75.6)
   Utilization of loss carryforwards                  84.9              -
   Valuation allowance                                 -               37.0
   Other                                             (10.4)             -
                                               -----------      -----------

       Total                                          28.4%             -  %
                                               ===========      ===========


Income Taxes - Company, Pro Forma (Unaudited)

For the period from January 1, 1993 to November 23, 1993, the provision for federal and state income taxes, equal to approximately $160,000, would be offset through the utilization of net operating loss carryforwards.

7.     BORROWINGS UNDER LINE OF CREDIT:

In August 1994, the Company entered into a new line of credit agreement with a bank through August 1996. Under the terms of the agreement, the Company is permitted to borrow up to $2,500,000, subject to advance formulas based on accounts receivable and inventory. Amounts borrowed are due on demand and bear interest at the bank's prime rate plus an additional rate ranging from 0% to
 .50%, depending upon certain financial ratios. The Company is also subject to an unused credit line fee equal to 1/4% per annum of the average daily unused and undisbursed portion of the revolving credit amount, but is not subject to any prepayment penalties. Amounts borrowed are payable monthly and are secured by all assets of the Company. At December 31, 1995, the Company had amounts outstanding of $440,000 (see Note 16 for refinancing).

Information related to the line of credit for the years ended December 31, 1993, 1994 and 1995 is as follows:

                              Weighted Average
                        -------------------------------      Maximum
                           Month-end         Interest         Amount
                            Balance            Rate        Outstanding
                        --------------       --------      -----------
       1993               $   689,644           8.3%       $   889,253
       1994                   323,544           7.8            750,922
       1995                    88,417           8.75           575,000

8.     STOCK OPTIONS:

The Company has a non-incentive stock option plan (the Plan) which authorizes the Company to grant, to eligible individuals, options for the purchase of shares of the Company's $.01 par value common stock. The Company accounts for this plan in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees."

Under the terms of the Plan, the Company may issue up to 250,000 options to its full time or all employees. The option exercise price equals the stock's market price on the date of grant and options vest after three years. The issuance of options to employees during 1994 and 1995 had no impact on the accompanying consolidated financial statements.

In addition to options issued under the Plan, the Company granted options to purchase 152,586 and 40,000 shares of the Company's common stock to certain executives, officers and directors during 1993 and 1995, respectively, at exercise prices of $6.50 and $2.75. These options were exercisable on the date of grant.

                                               1993                        1994                        1995
                                    -------------------------------------------------------------------------------------------
                                                    Weighted                    Weighted                    Weighted
                                                    Average                     Average                     Average
                                                    Exercise                    Exercise                    Exercise
                                       Shares        Price         Shares         Price         Shares        Price
                                    -------------------------------------------------------------------------------------------
Outstanding, beginning of year              -     $      -         152,586    $      6.50      170,036    $      6.31
Granted                                152,586           6.50       21,300           4.63       67,700           2.75
Exercised                                   -            -              -            -              -            -
Forfeited                                   -            -          (3,850)          4.63       (4,600)          3.49
Expired                                     -            -              -            -              -            -
Outstanding, end of year               152,586           6.50      170,036           6.31      233,136           5.47
Exercisable, end of year                37,517           6.50       70,034           6.50      142,552           5.45

Options granted were deemed to have no fair market value as of the December 31, 1993, 1994 and 1995.

9.     OPERATING LEASE COMMITMENTS:

The Company leases its warehouse, office building and most of its delivery vehicles under operating leases. These leases have remaining terms from one to five years. Rental expense under these leases for the years ended December 31, 1993, 1994 and 1995 was $563,667, $618,543 and $594,010, respectively. The delivery vehicle leases include options to cancel up to three of the leases in the event of an economic slowdown. As of December 31, 1995, future minimum lease payments under these operating leases are as follows:

          1996                            $      527,640
          1997                                   361,956
          1998                                   313,023
          1999                                   150,037
          2000                                   132,600
          2001 and thereafter                    213,186
                                          --------------
                                          $    1,698,442
                                          ==============
10.    REPURCHASE OF COMMON STOCK:

Throughout 1995, the Company repurchased 405,538 shares of its outstanding common stock at an average per share cost of $1.03. The Company accounted for these transactions as treasury stock, utilizing the cost method.

11.    RELATED PARTY TRANSACTIONS:

The accompanying consolidated statements of operations include interest related to certain notes payable to related parties (including amortization of deferred financing costs) and other liabilities to stockholders of approximately $654,000 and $5,100 for the years ended December 31, 1993 and 1994, respectively.

Effective November 29, 1993, the Company revised its Consulting Agreement (the Agreement) between the Company and Sterling Group, a company in which certain of the stockholders have a controlling interest. The initial term of the Agreement is through December 31, 1998. The Agreement provides that the Company shall pay a base fee of $140,000 per year, which shall increase by 3% for each year the Agreement remains in effect. On December 31, 1993, Sterling Group assigned the Agreement to Sterling Advisors, L.P., a partnership owned by the stockholders of Sterling Group.

The accompanying consolidated statements of operations include approximately $101,000, $144,000 and $148,000 for the years ended December 31, 1993, 1994 and
1995, respectively, for management and consulting services that were paid to certain stockholders and to Sterling Group.

12.    OTHER EXPENSES, NET:

Other expenses (income) for the years ended December 31, 1993 and 1994 consist of the following:


                                                   1993             1994
                                             ---------------   --------------

  Write-off of consulting agreement          $           -     $       39,800
  Write-off of deferred financing costs             311,364                -
  Write-off of noncompete agreement (Note 3)      1,138,888                -
  Net gain from repayment of liabilities to
      shareholders of the predecessor              (139,428)               -

  Other                                                  -             11,964
                                             --------------    --------------

  Total Other Expenses                       $    1,310,824    $       51,764
                                             ==============    ==============

13.    INITIAL PUBLIC OFFERING:

Effective November 29, 1993, the Company completed its initial public offering of 1,100,000 shares of its common stock. The offering price to the public was $6.50 per share. Effective December 22, 1993, the Company sold an additional 73,150 shares at $6.50 per share as a result of the exercise of the over-allotment option granted to the Company's underwriters. Total net proceeds from the offering were $6,361,627.

14.    DISCONTINUATION OF THE FLYING FRUIT FANTASY DIVISION:

In December 1995, the Company adopted a plan to dispose of its Flying Fruit Fantasy division. As a result, the Company recognized a one-time charge of $2,410,200, which was determined as follows:

   Write-off of equipment                              $    1,085,112
   Write-off of goodwill                                      744,310
   Write-off of noncompete agreements
       and other assets                                       215,703
   Other costs to discontinue operations                      365,075
                                                       --------------
                                                       $    2,410,200
                                                       ==============

This net loss has been reflected in the accompanying consolidated statements of operations under Loss on Disposal of Discontinued Operations.

The results of the Flying Fruit Fantasy division have been reported separately as discontinued operations in the consolidated statements of operations for the years ended December 31, 1994 and 1995. Revenues from the Flying Fruit Fantasy division were $549,500 for the year ended December 31, 1995, and $475,478 for the year ended December 31, 1994. No benefit for income taxes has been recorded in connection with these losses due to the uncertainty that the Company will be able to offset the losses against future taxable income.

The assets and liabilities as of December 31, 1994 and 1995, have been presented separately in the accompanying consolidated balance sheets. A summary of the net assets (liabilities) of the Flying Fruit Fantasy division as of December 31, 1994 and 1995 is as follows:

                                                   1994              1995
                                              --------------    --------------

  Current:
      Accounts receivable, net                $       57,588    $           -
      Inventory                                       79,444                -
      Prepaid expenses                                 2,500                -
      Accounts payable and accrued expenses         (417,435)         (702,504)
      Deferred purchase costs                        (75,643)          (19,669)
                                              --------------    --------------

            Net current liabilities                 (353,546)         (722,173)
                                              --------------    --------------

  Non-Current:
      Property and equipment, net                    837,086                -
      Intangible assets, net                       1,051,205                -
                                              --------------    --------------

         Net noncurrent assets                     1,888,291                -
                                              --------------    --------------

         Net assets and liabilities           $    1,534,745    $     (722,173)
                                              ==============    ==============

15.    CONTINGENCIES:

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

16.    SUBSEQUENT EVENTS:

On March 15, 1996, newly formed wholly-owned subsidiaries of the Company acquired the outstanding common stock of Prefco, Inc. (Prefco) and merged with Carlton Foods, Inc. (Carlton). Prefco is a distributor of its own meat products to the retail grocery trade in Texas and Carlton is a manufacturer of branded and private label meat products located in Texas. Certain of the Company's shareholders collectively owned approximately 40.7% of Carlton prior to March 15, 1996. The Prefco acquisition was effective January 1, 1996. The combined purchase price for these acquisitions was approximately $11 million, which included approximately $3 million in Carlton debt which was refinanced and assumed by the Company. In addition to the assumed debt, the Company has funded the acquisitions through additional borrowings from a commercial bank, the issuance of a $1.4 million subordinated note to the former stockholders of Prefco, the issuance of approximately 650,000 shares of common stock to the former stockholders of Prefco and Carlton and a $2.8 million private placement of approximately 2.7 million shares of the Company's unregistered common stock. In connection with these acquisitions, the Company had incurred $88,014 of expenses as of December 31, 1995, which has been recorded as deferred acquisition costs within other assets on the consolidated balance sheet.

Also, in connection with the funding of these acquisitions, the Company refinanced its line of credit, which is described in Note 7.

                                 EXHIBIT INDEX


  Exhibit
  Number                              Description
  -------                             -----------
    2.01 Agreement and Plan of Merger dated as of September 15, 1993 ("Merger Agreement") among the Company, Strategic Investment Corporation and
            T. Rowe Price Strategic Partners Fund, L.P. ("Strategic Fund").

    2.02    Form of Amendment to Merger Agreement.

    2.03+ Stock Purchase Agreement dated as of January 23, 1996, between the among the Company, ABEV Acquisition Corp., Franklin Roth and Allen Pauly (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference)

    2.04+ $1.4 Million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauley (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference)

    2.05+ Agreement and Plan of Merger Dated as of January 25, 1996 among the Company, Carlton Foods Corp., and Carlton Foods, Inc. (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference)

    2.06+ Loan and Security Agreement dated as of March 15, 1996 among Atlantic Beverage Company, Inc., Carlton Foods Corp. and ABEV Acquisition Corp., as borrowers, and LaSalle National Bank, as the Lender (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference)

    2.07+ Stock Purchase Agreement dated as of March 15, 1996 among the Company and Purchasers under the $2.8 million Private Placement (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference)

    3.01 Certificate of Incorporation of the Company, including all amendments thereto.

    3.02    By-Laws of the Company.
    3.03 Certificate of Designation of the Series A Non-Voting Convertible Preferred Stock of the Company (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994 and incorporated herein by reference)

    4.01    Specimen Stock Certificate.
    4.02    Registration Rights Agreement between Strategic Fund and the
            Company.

    4.03    Stock Option Plan.

   10.01 Distribution Agreement dated as of November 25, 1992 between Joseph Victori Wines, Inc. and Maryland Beverage, L.P., as amended.(**)

   10.02 Letter dated March 21, 1994 from the Company to Ginger Group, Ltd. (filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.)

   10.03 Distribution Agreement dated April 12, 1991 between Ginger Group, Ltd. and Castle Food Products Corporation, as amended.(**)

   10.04 Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M. Taslitz, Douglas L. Becker and R. Christopher Hoehn-Saric.

   10.05 Employment Agreement dated September 24, 1993 between the Company and William E. O'Leary.

   10.06 Employment Agreement dated September 24, 1993 between the Company and John F. Izzo.

   10.07 Warehouse Lease dated August 5, 1988 between Hill Management Services, Inc. and Maryland Beverage Company, Inc., as amended.

  Exhibit
  Number                               Description
  -------                              -----------
   10.08 Consulting Agreement dated September 24, 1993 among the Company, Eric D. Becker and Sterling Group, Inc.

   10.09 Assignment of Consulting Agreement dated December 31, 1993 among the Company, Sterling Group, Inc. and Sterling Advisors, L.P. (filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.)

   10.10    Form of Tax Indemnification Agreement.

   10.11 Amendment to Employment Agreement dated September 24, 1993 between the Company and William E. O'Leary.

   10.12 Asset Purchase Agreement, dated April 7, 1994, among the Company, Flying Fruit Fantasy, U.S.A., Inc., Groth Industries, Inc. and Robert E. Groth and Georgia B. Groth (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 11, 1994 and incorporated herein by reference)

   10.13 Agreement for License, dated as of April 27, 1994, between Groth Industries, Inc. as the Beverage Company (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 11, 1994 and incorporated herein by reference)

   10.14 Consulting Agreement, dated April 27, 1994, between the Company and Robert E. Groth (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 11, 1994 and incorporated herein by reference)

   10.15+ Employment Agreement dated March 15, 1996 between ABEV Acquisition Corp. and Franklin Roth (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference)

   11.01    Statement Regarding Computation of Pro Forma Per Share Earnings

   11.02 Statement Regarding Computation of Historical Weighted Average Common Shares.(*)

   23.01    Consent of Independent Public Accountants*

   99.01    Limited Partnership Agreement of Maryland Beverage L.P.

         ** Confidential treatment was afforded for certain portions of these agreements.

         * Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Unless otherwise noted, all other Exhibits have either been previously filed or incorporated by reference as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-68522).

         + Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.