Form 10-Q/A
period 1996-06-30
ATLANTIC BEVERAGE CO INC
filed 1997-01-14
CIK 912609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-Q/A

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

                         Commission File Number: 0-22614

                         Atlantic Beverage Company, Inc.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                       36-3761400
-----------------------------------------------   -------------------------------------------
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification No.)

           1587 Sulphur Spring Road
             Baltimore, Maryland                                    21227
-----------------------------------------------   -------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (410) 247-5857
          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
              Securities  registered  pursuant to Section 12(g) of
                                    the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                 Title of Class
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No

As of June 30, 1996, there were outstanding 5,740,984 shares of Common Stock, par value $.01 per share, of the Registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ATLANTIC BEVERAGE COMPANY, INC.

                                      INDEX

                                   FORM 10-Q/A


                                                                                               Page
PART I - FINANCIAL INFORMATION
         Item 1.      Financial Statements (Unaudited)

                      Consolidated Balance Sheets at
                      December 31, 1995 and June 30, 1996----------------------------------------3

                      Consolidated  Statements of Operations  for the six months ended June 30, 1996 and 1995,  three months ended June 30,
                      1996 and 1995 -------------------------------------------------------------4

                      Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1996 and 1995-----------------------------------------------5

                      Notes to Consolidated Financial Statements
                      (June 30, 1995 and 1994)---------------------------------------------------6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations----------------------------------------9

PART II - OTHER INFORMATION

         Item 1-6.             ------------------------------------------------------------------13

SIGNATURES---------------------------------------------------------------------------------------14

INDEX TO EXHIBITS--------------------------------------------------------------------------------15

                         ATLANTIC BEVERAGE COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   December 31,          June 30,
                                                                                      1995                 1996
                                    ASSETS

CURRENT ASSETS:
    Cash          .........................................................     $           -       $      973,784
    Short-term investments.................................................                 -              809,357
    Accounts receivable, net...............................................            798,385           7,158,386
    Inventory                                                                          630,968           3,009,218
    Prepaid expenses and other.............................................            171,467             400,479
                                                                                --------------      --------------

              Total current assets.........................................          1,600,820          12,351,224

EQUIPMENT, net.............................................................            706,518           2,116,666

NONCOMPETE AGREEMENTS, net.................................................            116,000              96,000

DEFERRED TAX ASSET.........................................................            365,000             365,000

GOODWILL, net..............................................................             30,666           8,644,987

OTHER ASSETS, net..........................................................            102,143             411,649
                                                                                --------------      --------------

              Total Assets.................................................     $    2,921,147      $   23,985,526
                                                                                ==============      ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank overdraft.........................................................     $      297,458      $    1,762,284
    Line of credit.........................................................            440,000           3,754,309
    Accounts payable.......................................................            855,846           6,441,106
    Accrued expenses.......................................................             42,528             698,068
    Current portion of obligations under capital leases ...................                 -               54,877
    Current portion of notes payable ......................................                788             812,500
    Net current liabilities of discontinued operations.....................            722,173             227,989
                                                                                --------------      --------------

              Total current liabilities....................................          2,358,793          13,751,133

NOTES PAYABLE, net of current portion......................................                 -            5,187,500

OBLIGATIONS UNDER CAPITAL LEASE, net of current portion....................                 -              177,026

DEFERRED TAX LIABILITY.....................................................                 -              167,000
                                                                                --------------      --------------

              Total Liabilities............................................          2,358,793          19,282,659
                                                                                --------------      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares
       authorized; none issued.............................................                 -                   -
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,149,022 and 2,727,955 shares issued and outstanding
       in 1996 and 1995, respectively......................................             27,280              61,490
    Series A nonvoting convertible preferred stock, $.01
       par value; 1 share authorized, issued and outstanding...............                 -                   -
    Treasury stock, at cost, 408,038 shares................................           (427,070)           (427,070)
    Additional paid-in capital.............................................          5,041,252           8,834,505
    Accumulated deficit....................................................         (4,079,108)         (3,766,058)
                                                                                --------------      --------------

              Total Stockholders' Equity...................................            562,354           4,702,867
                                                                                --------------      --------------

              Total Liabilities and Stockholders' Equity...................     $    2,921,147      $   23,985,526
                                                                                ==============      ==============

      The accompanying notes are an integral part of these balance sheets.

                         ATLANTIC BEVERAGE COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Six Months Ended                 Three Months Ended
                                                             June 30,                         June 30,
                                                  ------------------------------   -------------------------------
                                                       1996            1995             1996             1995
                                                  --------------  -------------    --------------   --------------
NET SALES                                         $   71,226,302  $   10,795,185   $   37,010,854   $    5,923,535

COST OF GOODS SOLD .........................          62,604,957       7,755,498       32,396,840        4,271,469
                                                  --------------  --------------   --------------   --------------

          Gross Profit......................           8,621,345       3,039,687        4,614,014        1,652,066
                                                  --------------  --------------   --------------   --------------

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:
       Salaries and benefits................           3,769,552       1,581,132        1,977,647          825,442
       Other operating expenses.............           3,924,414       1,145,430        2,054,627          613,454
       Depreciation and amortization .......             489,463         174,381          256,256           98,457
                                                  --------------  --------------   --------------   --------------

          Total selling, general and
              administrative expenses.......           8,183,429       2,900,943        4,288,530        1,537,353
                                                  --------------  --------------   --------------   --------------

          Income (loss) from operations.....             437,916         138,744          325,484          114,713

INTEREST EXPENSE............................             496,727           3,764          219,262            1,957

INTEREST INCOME.............................              13,331           8,932           13,331            4,730

OTHER INCOME................................             420,334              -            31,946               -
                                                  --------------  --------------   --------------   --------------

          Income (loss) before income tax
              provision.....................             374,854         143,912          151,499          117,486

INCOME TAX PROVISION........................                  -               -                -                -
                                                  --------------  --------------   --------------   --------------

          Net income from continuing
              operations after accretion of
              certain preferred stock.......             374,854         143,912          151,499          117,486

          Loss from discontinued operations.                  -         (259,157)              -          (116,544)
                                                  --------------  ---------------  --------------   --------------

          Net income (loss).................      $      374,854  $     (115,245)  $      151,499   $          942
                                                  ==============  ==============   ==============   ==============

INCOME (LOSS) PER COMMON
       SHARE DATA:
    Net income (loss) from continuing
       operations...........................      $         .09   $          .05   $         .03    $          .04
                                                  =============   ==============   =============    ==============

    Loss from discontinued operations.......      $           -   $         (.09)  $           -    $         (.04)
                                                  =============   ==============   =============    ==============

          Net income (loss).................      $         .09   $         (.04)  $         .03    $           -
                                                  =============   ==============   =============    ==============

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING...................          4,361,737        2,725,455       5,787,800         2,725,455
                                                  =============   ==============   =============    ==============

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

Inventory

         Inventory is stated at the lower of cost or market. It is comprised of raw materials, finished goods and inventory supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:

                                                December 31,        June 30,
                                                    1995              1996
                                              --------------    --------------
      Raw materials                           $           -     $      114,833
      Finished goods                                 630,968         2,732,152
      Packaging supplies..................                -            162,233
                                              --------------    --------------

             Total purchase price.........    $      630,968    $    3,009,218
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

                                                                                     Prefco           Carlton
  Cash consideration provided at closing...................................      $    6,000,000   $           -
  Consideration paid through the issuance of note to the Seller............           1,400,000               -
  Consideration paid through the issuance of the Company's
      common stock.........................................................              75,000          600,002
  Debt assumed by the Company..............................................                  -         3,046,231
  Acquisition costs                                                                     230,852          227,852
                                                                                 --------------   --------------

         Total purchase price..............................................      $    7,705,852   $    3,874,085
                                                                                 ==============   ==============

                                                                                         Prefco           Carlton
                                                                                     --------------   --------------
      Cash.....................................................................      $    2,445,210   $       22,959
      Accounts receivable......................................................           5,037,027          464,445
      Inventory................................................................           1,776,325          418,547
      Prepaid expenses and other assets........................................             152,059           84,569
      Property, plant and equipment............................................             222,450        1,301,062
                                                                                     --------------   --------------

                Total assets acquired..........................................           9,633,071        2,291,582
                                                                                     --------------   --------------

      Bank overdrafts..........................................................           2,821,156          262,543
      Accounts payable.........................................................           4,908,042          246,712
      Accrued expenses.........................................................             261,873          405,212
      Deferred tax liability...................................................                  -           167,000
      Obligations under capital lease..........................................                  -           151,085
                                                                                     --------------   --------------

                Total liabilities assumed......................................           7,991,071        1,232,552
                                                                                     --------------   --------------

                Net assets acquired............................................           1,642,000        1,059,030
                                                                                     --------------   --------------
                Goodwill.......................................................      $    6,063,852   $    2,815,055
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

                                              ATLANTIC BEVERAGE COMPANY, INC.



Date:    January __, 1997                     By: /s/ Merrick M. Elfman
                                                  ---------------------
                                                  Chairman of the Board

                                INDEX TO EXHIBITS

           Exhibit Number                        Description                                   Page
                11.2               Statement Regarding Computation of Per Share
                                   Earnings for the three months ended June 30,
                                   1996                                                          1

                11.3               Statement Regarding Computation of Per Share
                                   Earnings for the six months ended June 30,
                                   1996                                                          2

                27.2               Financial Data Schedule                                       3