Form 10-K
period 1996-12-31
ATLANTIC BEVERAGE CO INC
filed 1997-03-31
CIK 912609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                  ------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996    Commission file number:  0-22614


                        ATLANTIC BEVERAGE COMPANY, INC.
             (Exact name of registrant as specified in its charter)
                                  ------------

               Delaware                                      36-3761400
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)

             650 Dundee Road, Suite 370 Northbrook, Illinois 60062
                    (Address of principal executive offices)

       Registrant's telephone number including area code: (847) 480-4000
                                  ------------

         Securities  registered  pursuant to Section 12(b) of the Act:

                 None                                 None
           (Title of class)       (Name of each exchange on which registered:)

         Securities  registered  pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. |X|Yes |_|No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

     The aggregate market value of Common Stock held by non-affiliates of Registrant is $17,128,383 (based upon the last sale price of the Common Stock as reported on the Nasdaq Market on March 26, 1997). The number of shares of Common Stock outstanding as of March 31, 1997 was 6,396,413.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Company's proxy statement are incorporated herein by reference.

                                     PART I

ITEM 1.  BUSINESS.

         Atlantic Beverage Company, Inc. (the "Company"), through its operations in Texas, Louisiana and Kentucky, manufactures, markets and distributes branded and unbranded food products for customers in a ten state region, and, through its operations in Maryland, distributes specialty, non-alcoholic beverages to customers in the Baltimore and Washington, D.C. metropolitan areas.

         Through its Prefco subsidiary, the Company is engaged in the marketing and wholesale distribution of branded and unbranded meats to the retail grocery trade. The Company markets and distributes its own branded, processed meat products under the brand name Bum's Favorite Blue Ribbon(R). These products, which include smoked sausages, bacon and packaged, sliced luncheon meats, account for approximately 15% of the sales of the Prefco subsidiary and are manufactured by the Company's Carlton subsidiary as well as by third party contract manufacturing companies. Blue Ribbon is currently the best selling brand of bacon and is among the best selling brands of sausage in the Houston market. In addition to marketing its own branded products, the company is also a leading regional distributor of unbranded products including boxed beef, pork, chicken and related items.

         Through its Carlton subsidiary, the Company manufactures a variety of smoked sausage products. Approximately 45% of total volume manufactured reflects product sold through the Prefco subsidiary under the Blue Ribbon brand name. Of the balance, approximately 25% of total volume reflects private label manufacturing for other regional sausage brands and selected chain supermarket house brands, and approximately 30% of total volume is sold by the Carlton subsidiary under the brand names Carlton and Country Boy. These branded products are marketed on a regional basis, principally in south and west Texas.

         Through its Richards subsidiary, the Company manufactures, markets and distributes Cajun-style, cooked, pork sausage products and specialty foods for customers in Louisiana, under the brand name Richard's.

         Through its Grogan's subsidiary, the Company manufactures, markets and distributes fresh pork sausage products for customers in a six state region. These products are sold under the brand names Grogan's Farm and Partin's Country Sausage.

         In addition to its food businesses, the Company is a leading independent wholesale distributor of specialty non-alcoholic beverages to the retail trade in the greater Baltimore and Washington, D.C. metropolitan area and surrounding counties. Under agreements that provide exclusive rights to selected territories, the Company distributes juice drinks, sodas, bottled waters and ready-to-drink teas. Brand name products distributed by the Company include Mistic(R) and AriZona(TM). Sales of Mistic products accounted for approximately 58% of the Company's total beverage case sales in 1996.

         The Company distributes its specialty beverage products to over 6,000 customers, including independent retail outlets such as independent grocery stores, delicatessens and restaurants, as well as large grocery and convenience store chains and their independent franchisees. All of the Company's beverage customers are located within 75 miles of the Company's warehouse facility in Jessup, Maryland.

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

         In August of 1996, a newly formed, wholly-owned subsidiary of the Company acquired certain of the assets of Richard's Cajun Country Food Processors ("Richards"). Richards, based in Church Point, Louisiana, is engaged in the manufacturing, marketing and distribution of Cajun-style processed meat and specialty food products. The consideration for these assets was $2.5 million cash and a subordinated promissory note in the amount of $0.875 million (the "Richards Note".)

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

         In November of 1996, GMC acquired the assets of Partin's Sausage ("Partin's") in consideration for $0.4 million cash, $0.225 million in a note (the "Partin's Note"), and 78,310 shares of common stock of the Company. Partin's, based in Cunningham, Kentucky, is engaged in the manufacturing, marketing and distribution of pork sausage products.

                                    INDUSTRY

Food Industry

         Through its Carlton, Prefco, Richards and Grogan's subsidiaries, the Company participates in three general segments of the food industry: processing, distribution, and branded product marketing.

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

                                    STRATEGY

Food Strategy

         Operating Strategy. The Company's operating strategy with respect to its newly acquired food businesses, will be to grow these businesses profitably, while identifying and exploiting synergy among them. Key elements of this operating strategy include increasing sales to existing customers, adding new customers, and identifying opportunities to add new products.

         Corporate Growth Strategy. The Company has identified potential strategies that will use the combination of its food subsidiaries as a platform for additional corporate growth. These potential strategies may include acquisitions opportunities that compliment the subsidiaries' businesses.

Beverage Strategy

         The Company's success in the beverage distribution business has been based in large part on its ability to serve independent grocery stores, delicatessens and restaurants, as well as institutional buyers, such as cafeterias and universities, which traditionally sell cold, single-serve, bottled beverages to consumers. These customers represented approximately 60% of the Company's total beverage sales in 1996. The significant exposure that results from so many smaller customers carrying the Company's line of beverages helps to create the broad-based demand necessary for larger retail outlets to consider stocking those beverages.

         Operating Strategy. The Company's operating strategy in its current territory is to continue to focus on the distribution of non-alcoholic beverages, with primary emphasis on specialty beverages, and to maximize market penetration for the products it carries. Key elements of the Company's operating strategy include: (i) increasing distribution to existing customers, in both the variety of brands carried and the number of cases sold; (ii) adding new customers each year within the Company's geographic territory; and (iii) identifying and acquiring exclusive distribution rights to products not currently distributed by the Company.

                                    PRODUCTS

         Through its Prefco subsidiary, the Company distributes a wide variety of unbranded, boxed meat products. The Company maintains an inventory of over 200 different stock keeping units of unbranded product, which include beef, turkey, pork and chicken. Product is stored in the Company's two refrigerated warehouses in Houston and delivered on refrigerated vehicles to several hundred customers including chain and independent supermarkets and discount clubs. The Company purchases product from approximately one dozen meat packing companies. Purchases of the same product may be spread among several suppliers over the course of a year, and purchasing decisions are frequently driven by price and availability, both of which are likely to vary. Three suppliers accounted for approximately 20%, 13% and 10% of the Company's boxed meat purchases during 1996 and 18%, 17% and 13% of such purchases during 1995. No other supplier accounted for more than 10% of such purchases during either year.

         Also through its Prefco subsidiary, the Company markets and distributes its own branded sausage, bacon and packaged, sliced luncheon meats. These products are stored in the Company's two refrigerated warehouses. Product is delivered on the Company's refrigerated trucks, and customers typically include the same retail establishments that purchase the Company's unbranded meat products. The majority of Blue Ribbon sausage product is manufactured by the Company's Carlton and Grogan's subsidiaries. The balance of the sausage product as well as the bacon and luncheon meats are purchased from four other contract food processing companies.

         In addition to manufacturing product for the Prefco subsidiary, the Company's Carlton subsidiary manufactures and markets its own branded smoked sausage products for the retail grocery trade. The Carlton subsidiary manufactures similar products on a private label for other branded food companies.

         Through its Richards subsidiary the Company manufactures, markets and distributes Cajun-style, cooked, pork sausage products and specialty foods, for customers in the state of Louisiana, under the brand name Richards.

         Through its Grogan's subsidiary, the Company manufactures, markets and distributes fresh pork sausage products for customers in a six state region. These products are sold under the brand names Grogan's and Partin's.

         The Company distributes a wide variety of beverages, including ready-to-drink teas, natural sodas, sparkling waters with juice, fruit juices, juice drinks, still and sparkling waters and sports drinks. Brand name products distributed by the Company include Mistic(R), AriZona(TM), Clearly Canadian(R), Hires(R), Crush(R), Vernor's(R), Elliott's Amazing(TM), Crystal Geyser(R), Stewart's(R), Jolt Cola(R), and Sunlike Juices. The Company reviews hundreds of products each year, and continuously evaluates the mix of products it distributes. The Company actively seeks to acquire distribution rights for products it believes show strong growth potential. For 1995 and 1996, approximately 60% and 58%, respectively, of the Company's total beverage case sales represented Mistic(R) products, and 11% and 7%, respectively, represented Elliott's(TM) products. None of the Company's other suppliers accounted for more than 10% of the Company's total beverage case sales during such periods.

                               SUPPLIER CONTRACTS

         The Company does not currently have contracts with any of its food suppliers. Many of the Company's major beverage brands, however, are distributed on an exclusive basis under distribution contracts within the Company's territory. The terms of the contracts, including their lengths, vary by supplier. The Company has approximately 15 beverage suppliers.

         The Company's contract with Mistic Brands, Inc. ("MBI"), supplier of Mistic(R), expires on December 31, 2000. The Company has been the exclusive distributor of Mistic(R) in the greater Baltimore and Washington, D.C. metropolitan area since the product was first introduced in this territory in 1990. Under the terms of the Mistic(R) contract, the Company is obligated to distribute Mistic(R) products to 80% of the retail accounts that would carry on a regular basis cold, single-serve, bottled specialty beverage products, excluding the restaurant and bar trade. Unless such percentage is obtained by the Company to MBI's satisfaction, MBI has the right to suspend shipments or cancel the contract. MBI also retains the right to sell to certain national buying chains that require servicing by one national vendor. The contract also provides that, unless MBI agrees in writing to the sale of a product that MBI considers, in its sole discretion, to be a direct competitor of its products, the Company cannot, without MBI's consent, sell to anyone within its territory any product that would, in the sole discretion of MBI, compete with Mistic(R) or be likely to cause confusion in the minds of the public as to the Mistic(R) products. The Company specifically cannot sell Snapple(R). The Company believes that it is in compliance in all material respects with the terms of the Mistic(R) contract.

         Other beverage distribution contracts place similar restrictions and requirements on the Company. The Company believes that the terms of its distribution contracts are similar to those employed throughout the industry. In addition, the Company has oral distribution agreements for other beverage products.

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

         The Company's Richards subsidiary employs a route delivery sale force of four people. Orders are taken by the route salespeople and filled immediately from stock on the route sales trucks. The subsidiary engages in promotions, including in-store sampling, as well as in print advertising. All customers are located within the state of Louisiana.

         The Company's Grogans subsidiary employs a route sale force of 12 people. Orders are taken by the route salespeople and filled immediately from stock onboard the route sales trucks. In addition the subsidiary sells approximately 30% of its product to third party distributors. The Company engages in promotions, including in-store sampling, as well as in print, radio and television advertising. Customers are located in Kentucky, Illinois, Indiana, Mississippi, Tennessee, and Arkansas.

         One food distribution customer accounted for approximately 40% of the Company's total food sales during both 1995 and 1996. No other customer accounted for more than 10% of total food sales during either year.

         The Company has a beverage distribution sales force of approximately 30 persons who service existing customers and pursue new customers. The Company periodically sets sales quotas for its salespersons, and promotes fulfillment of these quotas through sales contests and specific monetary incentives. Demand for the Company's beverage products tends to be greater during warmer months. Accordingly, sales are generally highest in the second and third calendar quarters.

         Most beverage distribution customers are visited on a weekly or biweekly basis by a salesperson from the Company. When a customer orders a product, the salesperson enters all information into a hand-held computer terminal. At the end of the day the salesperson is responsible for transmitting this information by telephone to the Company's computer system. Invoicing, loading and routing are then handled by the warehouse in preparation for delivery the following day. The Company's computer system generates invoices and assists in managing the loading and routing functions. The majority of orders are filled from the Company's warehouse within 24 hours. The Company generally delivers products directly to the retail outlets, where Company drivers usually stock displays and collect payments. Deliveries are made by the Company's fleet of leased vehicles, which includes approximately 30 beverage delivery trucks and vans.

         A variety of methods are used by the Company's beverage suppliers to promote their products directly to the consumer, including advertising based on product features such as ingredients, quality and taste as well as a variety of themes including health, lifestyle, convenience, and physical fitness. Price promotions, taste tests and event sponsorship are also common. The cost of these promotional activities is typically shared with the Company's suppliers. In some instances, under promotional arrangements with suppliers, the Company may place refrigerated coolers with retail customers to display the Company's product lines.

         Two beverage customers accounted for approximately 6.6% and 5.7% of total beverage case sales during 1995 and approximately 6.9% and 6.7% in 1996. No other customer accounted for more than 5% of the Company's beverage sales during either year.

                                ASSET MANAGEMENT

         Accounts Receivable. Food sales are made almost exclusively on account, and food accounts receivable typically average 15 to 20 days.

         Approximately 40% of the Company's beverage sales are made on a cash basis. Beverage accounts receivable typically average approximately 20 to 25 days of total sales or 30 to 40 days of sales made on account.

         Inventory. The Company maintains its food inventory at the manufacturing facilities operated by its Carlton subsidiary in New Braunfels, Texas, by its Richards subsidiary in Church Point, Louisiana, by its Grogan's facility in Arlington, Kentucky, and at two distribution facilities operated by its Prefco subsidiary in Houston, Texas. The Company generally maintains an average of eight to ten days of food inventory on hand which reflects approximately six to eight days of inventory at its Prefco subsidiary and approximately 30 days of inventory at its Carlton, Richards and Grogan's subsidiaries. The Company typically places purchase orders to its suppliers by telephone and by facsimile on a daily basis. Orders are placed both on an as-needed basis and on a scheduled basis in anticipation of future demand. Orders are usually filled within one to ten days, and products are transported to the Company's warehouse by common carrier.

         The Company maintains all of its beverage inventory at the Company's warehouse in Jessup, Maryland. The Company generally maintains an average of approximately 20 days of beverage inventory on hand. The Company performs a physical count of its beverage inventory twice a month. On an annual basis, cumulative adjustments to such inventory have been less than 1% of total purchases during each of the last three years. The Company turns its beverage inventory approximately 18 times per year. The Company typically places purchase orders to its suppliers by telephone and by facsimile on a daily basis. Once placed, these orders are usually filled within three to five days for most brands, and the products are transported to the Company's warehouse by common carrier.

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

         Branded Meat Products. Through its Prefco, Carlton, Richards and Grogan's subsidiaries, the Company competes with dozens of branded meat companies, and its brands compete with a wide variety of both regional and national trademarks. Among the competitive brands are Decker, J. Bar B., Hilshire Farms, Hormel and Bryan. The Company's Carlton and Country Boy brands of smoked sausage are sold principally in the Dallas, San Antonio and Austin markets and currently have limited market share. The Company's Blue Ribbon brand currently represents the best selling brand of bacon and sausage in the Houston market and a top ten brand for both categories in the San Antonio / Austin market. The Company's packaged, sliced luncheon meats, also sold under the Blue Ribbon trademark, were introduced to the Houston market in 1995 and have limited market share. The Company's Richards, Grogan's and Partin's brands enjoy a strong regional share within their respective markets.

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

         Competitors may have a significant competitive advantage over the Company if consumer choice favors products not distributed by the Company, and the Company is unable to secure distribution rights to the favored products. A significant shift in consumer demand away from specialty beverage products generally would have a material adverse effect on the Company's beverage business. There can be no assurance that the Company will be able to compete successfully with other distributors to obtain new product distribution agreements or that the Company's current distribution agreements will be renewed on terms acceptable to the Company.

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

                                   EMPLOYEES

         The Company currently has approximately 90 full time employees in its beverage distribution business, approximately 65 full time employees in its Prefco subsidiary, approximately 60 full time employees in its Carlton subsidiary, approximately 35 full time employees in its Richards subsidiary and approximately 50 full time employees in its Grogan's subsidiary. The Company uses temporary employees from time to time.

         The Company believes that its relations with employees are good. The Company has never suffered a material work stoppage or slow down.


ITEM 2.  PROPERTIES.

         Beverage Operations. The Company operates from a 70,000 square foot leased facility in Jessup, Maryland. The Company's lease expires in April, 2002.

         Prefco Subsidiary. The Company leases two refrigerated warehouses in Houston. One warehouse facility, which includes offices and serves as the subsidiary's headquarters, has a total of 20,000 square feet. The lease for this facility expires in 2003. The second facility has a total of 25,000 square feet. The lease for this facility expires in 1998. In addition to the foregoing, the subsidiary also leases two small offices, with a total of approximately 2,500 square feet of space.

         Carlton Subsidiary. The Company leases a 20,000 square foot manufacturing facility and a 2,000 square foot office facility in New Braunfels, Texas. The lease on the manufacturing facility expires in September 1, 2000, with two five-year renewal options, and the lease on the office facility expires in October 1, 1997 with a two-year renewal option.

         Richards Subsidiary. The Company owns a 12,500 square foot manufacturing facility in Church Point, Louisiana.

         Grogans Subsidiary. The Company owns an 11,000 square foot manufacturing facility in Arlington, Kentucky.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a defendant in a lawsuit filed by a former supplier to its discontinued frozen beverage division. The Company believes that it has substantial defenses and intends to vigorously defend such claims. In addition, the Company believes that the resolution of such claims will not have a material adverse impact on the financial position or results of operations of the Company. The Comany is not party to any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

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

                        STOCK PRICES                            STOCK PRICES
                      High        Low                         High         Low
1995                                        1996
1st Quarter           3 5/8      2 3/4      1st Quarter      2           1 1/8
2nd Quarter           3 1/4      2 3/8      2nd Quarter      4 1/8       1 5/8
3rd Quarter           2 3/4      1 1/16     3rd Quarter      4           3
4th Quarter           1 7/8      1 1/4      4th Quarter      3 1/2       2 7/8


         As of March 19, 1997, there were approximately 110 shareholders of record of the Company's Common Stock. The Company has not paid any cash dividends since its initial public offering. The Company anticipates that earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on the common stock will be paid in the foreseeable future.

         During fiscal 1996, the Company sold 4,073,187 shares of Common Stock and issued options to purchase 479,200 shares of Common Stock. All such issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data for the Company are based on the consolidated financial statements of the Company. The amounts provided as statement of operations data and balance sheet data for the periods prior to the merger on November 29, 1993 of Strategic Investment Corporation into the Company (the "Reorganization") have not been adjusted to give effect to the Reorganization. The Company's financial statements as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996, including the notes thereto and the related report of Arthur Andersen LLP, independent public accounts, are included elsewhere herein.

         The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company contained elsewhere herein.

                                                           (In thousands, except per share information)
                                                                      Years ended December 31,
                                      --------------------------------------------------------------------------------------
                                            1992              1993             1994              1995             1996
============================================================================================================================
Statement of Operations
Net Sales                                    $  22,807         $  26,296        $  24,152         $  20,596        $ 153,280
Gross profit, exclusive of                       6,027             6,782            6,365             5,853           17,128
depreciation
Income (Loss) from operations                      384             1,216              278              (138)           1,638
Interest expense                                   721               765                8                25            1,197
Other income (expense), net                       (533)           (1,305)             (20)               12              476
Income (Loss) before minority
interest, income tax (provision)                  (870)             (853)             249              (152)             918
benefit
Minority interest in income (loss)
before income tax (provision)                     (217)              108                -                 -                -
benefit
Income (Loss) before income tax
(provision) benefit                               (653)             (961)             249              (152)             918
Income tax (provision) benefit                       -               350               15                 -              (22)
Net income (loss) from continuing
operations                                        (653)             (611)             264              (152)             896
Loss from discontinued operations                    -                 -             (302)             (528)               -
Loss on disposal of discontinued                     -                 -                -            (2,410)
operations                                                                                                                 -
Net income (loss)                            $    (653)        $    (611)       $     (38)        $  (3,091)       $     896
Net income (loss) per share                      (1.18)             (.48)            (.02)            (1.22)             .17
============================================================================================================================
Balance Sheet Data
Cash                                         $      38         $   1,065        $     142         $       -        $   1,249
Working capital (deficit)                         (576)            2,590              963              (758)          (4,185)
Total assets                                     4,410             4,940            5,175             2,921           34,653
Long-term debt                                   2,630                15                -                 -            7,779
Deferred compensation                              553                 -                -                 -                -
Other liabilities                                  932                 -                -                 -                -
Minority interest                                  115                 -                -                 -                -
Accumulated earnings (deficit)                  (1,017)             (934)            (979)           (4,079)          (3,183)
Total stockholders' equity (deficit)         $  (1,927)        $   3,886        $   4,073         $     562        $   6,604
============================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         In 1996 the Company implemented a new corporate strategy that resulted in the acquisition of five food businesses. Each of these businesses represents a dominant local or regional branded processed meat company. Collectively they added approximately $133 million in net sales for 1996 while increasing the Company's assets from $3 million to $35 million. In addition to increasing the size of the Company, the newly acquired businesses have created a broader platform for future growth.

         In order to acquire and operate its food businesses, the Company formed four new subsidiaries during 1996: Prefco Corp., Carlton Foods Corp., Richards Cajun Foods Corp., and Grogan's Farm, Inc. In connection with its food company acquisitions, the Company issued approximately four million new shares of its common stock and borrowed approximately $13 million from LaSalle National Bank.

         The Company continues to operate as a distributor of non-alcoholic beverages in the Baltimore and Washington D.C. metropolitan areas. This business represents the Company's Beverage Division, while the four newly-formed subsidiaries collectively represent the Company's Food Division.

The Acquisitions

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

         In connection with such transactions, the Company (i) issued approximately 650,000 shares of common stock to the former stockholders of Prefco and Carlton, (ii) issued, at a price of $1.05 per share, approximately
2.7 million shares of common stock in a private placement to a limited number of purchasers, (iii) entered into a loan agreement with LaSalle National Bank (the "LaSalle Facility") which provided a $4.5 million term loan at a variable annual interest rate of LIBOR + 3.5%, which term loan is due March 15, 2001, and a $6.5 million revolving line of credit at a variable annual interest rate which reflects a combination of LIBOR + 3% and Prime +1%, and (iv) issued a subordinated promissory note to the former shareholders of Prefco in the amount of $1.4 million (the "Prefco Note"). The Prefco Note bears interest at 9% per annum and is payable in quarterly installments of interest only, with a single principal payment due March 15, 2001. The Company incurred transaction costs of approximately $0.1 million in connection with the private placement. These costs were reflected as a reduction in the equity proceeds of the private placement.

         In August of 1996, a newly formed, wholly-owned subsidiary of the Company acquired certain of the assets of Richard's Cajun Country Food Processors ("Richard's"). Richard's, based in Church Point, Louisiana, is engaged in the manufacturing, marketing and distribution of Cajun-style processed meat and specialty food products. The consideration for these assets was $2.5 million cash and a subordinated promissory note in the amount of $0.875 million (the "Richard's Note.) The Richard's Note is subject to quarterly payments of interest only at the annual rate of 6.35%, with a single principal payment due on July 31, 2001. In funding the cash portion of the Richard's transaction, the Company used approximately $0.8 million of existing cash balances and approximately $0.3 million of additional line of credit borrowings under the LaSalle Facility (the line of credit portion of which was increased by $0.5 million) and obtained additional term debt from LaSalle National Bank in the amount of $1.4 million, which bears interest at a variable rate of Prime +1.5% and is subject to monthly payments of interest and quarterly payments of principal with a final payment of interest and principal due March 15, 2001. In connection with these transactions and the financing thereof, the Company incurred transaction costs of approximately $0.3 million, which were recorded as additional goodwill on the Company's balance sheet.

         In October of 1996, Grogan's Farm, Inc. ("GFC"), a newly formed, wholly-owned subsidiary of the Company, acquired and merged with the distribution and manufacturing business of Grogan's Sausage, Inc. and Grogan's Farm, Inc. respectively (collectively "Grogan's"), based in Arlington, Kentucky for total consideration of approximately $3.3 million, consisting of $1.9 million cash, $0.2 million in a note (the "Grogan's Note") and 573,810 shares (approximately $1.2 million) of common stock of the Company. GFC completed three transactions: (i) GFC acquired certain assets of Grogan's Sausage, Inc. for $509,000 cash; (ii) GFC acquired certain real estate from Mr. and Mrs. Grogan for $1,000,000 cash; and (iii) Grogan's Farm, Inc. was merged with and into GFC in consideration for $391,000 cash, the Grogan's Note, and 573,810 shares of common stock of the Company. The Grogan's Note will bear no interest through September 30, 1998, and, commencing October 1, 1998, will be subject to quarterly payments of interest only at the annual rate of 8%, with a single principal payment due on September 30, 2001. In funding the $1.9 million cash portion of the Grogan's transactions, the Company used $0.35 million in additional line of credit borrowings under the LaSalle Facility (the line of credit portion of which was increased by $0.5 million) and obtained additional term debt from LaSalle National Bank in the amount of $1.55 million, which bears interest at a variable rate of Prime + 1.5% and is subject to monthly payments of interest and quarterly payments of principal with a final payment of interest and principal due March 15, 2001. In connection with these transactions and the financing thereof, the Company incurred transaction costs of approximately $0.3 million, which will be reflected as additional goodwill on the Company's balance sheet.

         In November of 1996, GFC acquired the assets of Partin's Sausage ("Partin's") in consideration for $0.4 million cash, $0.225 million in a note (the "Partin's Note"), and 78,310 shares of common stock of the Company. Partin's, based in Cunningham, Kentucky, is engaged in the manufacturing, marketing and distribution of pork sausage products. The Partin's Note is subject to quarterly payments of interest only at the annual rate of 8% with a single principal payment due on December 31, 2003. In funding the cash portion of the purchase price, the Company used additional line of credit borrowings under the LaSalle Facility. Following the acquisition, the operations of Partin's were consolidated with those of Grogan's at its facility in Arlington, Kentucky.

         In 1994, the Company entered into and consummated an agreement to acquire certain assets and marketing rights from Flying Fruit Fantasy, USA, Inc. for total consideration of approximately $1.2 million. In December 1995, the Company adopted a plan to discontinue this division. As a result, in the fourth quarter of 1995, the Company recognized a one-time charge of approximately $2.4 million which reflected the write-off of $1.1 million in equipment and $0.9 million in intangible assets, and costs of approximately $0.4 million associated with discontinuing the operation.

Results of Operations

         All of the acquisitions completed during 1996 were recorded utilizing the purchase method of accounting. Therefore results of the acquired businesses prior to the effective date of such acquisitions are not included in the Company's Results of Operations.

         During the year ended December 31, 1996, the Company's Carlton subsidiary and the Company's Grogan's subsidiary both sold product to the Company's Prefco subsidiary. The Company's financial statements do not reflect this activity in net sales, as it is eliminated on a consolidated basis.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Net Sales. Net sales increased by approximately $132.7 million or 644% from approximately $20.6 million for the year ended December 31, 1995 to approximately $153.3 million for the year ended December 31, 1996. This increase reflects the acquisition of Carlton, Prefco, Richard's, Grogan's and Partin's.

         Gross Profit. Gross profit increased by approximately $11.2 million or 193% from approximately $5.9 million for the year ended December 31, 1995 to approximately $17.1 million for the year ended December 31, 1996. This increase reflects the acquisition of Carlton, Prefco, Richard's, Grogan's and Partin's. Gross profit as a percentage of net sales decreased from 28.4% to 11.2% reflecting the lower gross profit margin associated with the Company's food operations. Gross profit from beverage sales did increase, however, from 28.4% of sales to 30.2% of sales reflecting lower product costs and higher selling prices.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $9.5 million or 159% from approximately $6.0 million for the year ended December 31, 1995 to approximately $15.5 million for the year ended December 31, 1996. This increase reflects the acquisition of Carlton, Prefco, Richard's, Grogan's and Partin's. As a percentage of net sales, selling, general and administrative expenses decreased from 29.1% to 10.1%. This decrease reflects the fact that expenses as a percentage of sales are significantly lower in the Company's food operations than in its beverage operations, in addition to the fact that the Company is realizing economies through spreading certain administrative expenses over several business units.

         Income from Operations. Income from operations increased approximately $1.7 million from a loss of approximately $0.1 million for the year ended December 31, 1995 to approximately $1.6 million for the year ended December 31, 1996. This increase is attributable to income from the Company's newly acquired food businesses as well as to the improvement in gross margin in the Company's beverage business.

         Interest Expense. Interest expense increased approximately $1.2 million from approximately $25,000 for the year ended December 31, 1995 to approximately $1.2 million for the year ended December 31, 1996. This increase was attributable to debt that the Company incurred (and the related amortization of deferred financing costs and note discounts) in connection with the acquisitions of Carlton, Prefco, Richard's, Grogan's and Partin's, including bank term debt, borrowings under the Company's line of credit, and amounts owed to former owners of the acquired businesses.

         Other Income. Other income increased approximately $0.5 million from zero for the year ended December 31, 1995 to approximately $0.5 million for the year ended December 31, 1996. This increase was primarily the result of a one-time settlement payment of $0.25 million that the Company received from a former beverage supplier. Other amounts include approximately $0.1 million of income generated by the Prefco subsidiary from product sold at special events.

         Net Income from Continuing Operations. Net income from continuing operations increased approximately $1.0 million from a loss of approximately $0.1 million for the year ended December 31, 1995 to approximately $0.9 million for the year ended December 31, 1996. This increase reflects factors discussed above in income from operations, interest expense, and other income.

         Loss from Discontinued Operations. Loss from discontinued operations decreased approximately $0.5 million from approximately $0.5 million for the year ended December 31, 1995 to zero for the year ended December 31, 1996. The loss in 1995 represents the results of the Company's discontinued frozen beverage division.

         Net Income (Loss). Net income (loss) increased approximately $4.0 million from a loss of approximately $3.1 million for the year ended December 31, 1995 to income of approximately $0.9 million for the year ended December 31, 1996.

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

Liquidity and Capital Resources

         Cash used in operating activities for the year ended December 31, 1996 was approximately $1.6 million. This amount was principally affected by net income, the add-back of depreciation, amortization and non-cash interest, reduction in net liabilities of discontinued operations, and increases in accounts receivable, inventory, prepaid expenses and accrued expenses. Cash used in investing activities for the year ended December 31, 1996 was approximately $10.0 million and primarily reflected the acquisition of Carlton, Prefco, Richard's, Grogan's and Partin's. Cash provided by financing activities was approximately $12.9 million and was principally affected by debt incurred and equity raised in connection with the acquisition of Carlton, Prefco, Richard's, Grogan's and Partin's. Net cash increase during the period was approximately $1.25 million.

         As of December 31, 1996, the Company had outstanding under the LaSalle Facility approximately $7.3 million in line-of-credit borrowings and approximately $6.6 million in term debt. These amounts are subject to monthly payments of interest and quarterly payments of term debt principal with a final payment of interest and principal due March 15, 2001. Interest rates under the LaSalle Facility are variable, and for the most recent quarter averaged approximately 8.8% on the line of credit and 9.3% on the term debt.

         In the fourth quarter of 1996, the Company obtained an additional $450,000 short-term loan (the "Bridge Debt") from LaSalle National Bank. The Bridge Debt is subject to monthly interest payments at the annual rate of Prime + 1.5% and is due in the second quarter of 1997.

         As of December 31, 1996 the Company had outstanding approximately $3.0 million of subordinated debt owed to former owners of Prefco, Carlton, Richard's, Grogan's and Partin's. Principal of $0.3 million is due during 1997 with the remaining approximately $2.7 million of principal due in 2001. Interest rates currently average approximately 7.7%.

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

         The Company's balance sheet as of December 31, 1996 reflected a net deferred tax asset of approximately $0.1 million. A valuation allowance exists as of this date because based on the weight of all available evidence, management believes that it is more likely than not that the remaining deferred tax asset will be fully realized.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's 1996 Financial Statements and the Report of Independent Auditors thereon are set forth on pages F-1 through F-18 of this Form 10-K.

         Supplementary data regarding quarterly results of operations have been omitted since it is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from the Company's proxy statement for its 1997 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

         Incorporated by reference from the Company's proxy statement for its 1997 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from the Company's proxy statement for its 1997 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the Company's proxy statement for its 1997 annual meeting of stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

         Atlantic Beverage Company, Inc. has set forth on pages F-1 through F-18 of this Form 10-K the following financial statements of the Company:

ATLANTIC BEVERAGE COMPANY, INC.:                       Page(s)

Report of Independent Public Accountants                  F-1

Consolidated Balance Sheets as of December 31,            F-2
1995 and 1996

Consolidated Statements of Operations For the             F-3
Years Ended December 31, 1994, 1995 and 1996

Consolidated Statements of Stockholders'                  F-4
(Deficit) Equity For the Years Ended December
31, 1994, 1995 and 1996

Consolidated Statements of Cash Flows For The             F-5
Years Ended December 31, 1994, 1995 and 1996

Notes to Consolidated Financial Statements                F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Atlantic Beverage Company, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Beverage Company, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Beverage Company, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






Baltimore, Maryland,
    February 21, 1997

                        ATLANTIC BEVERAGE COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                  --------------------------------
                                                                                        1995             1996
                                                                                  ---------------   --------------
                                     ASSETS

CURRENT ASSETS:
    Cash (Note 2)                                                                 $           -     $    1,248,963
    Accounts receivable, net of allowance for doubtful accounts
       of $35,000 and $118,000, respectively                                             798,385        10,160,891
    Inventory (Notes 2 and 3)                                                            630,968         3,629,647
    Prepaid expenses and other                                                           171,467           404,438
    Deferred tax asset (Note 8)                                                               -            390,500
                                                                                  --------------    --------------

          Total current assets                                                         1,600,820        15,834,439

PROPERTY, PLANT AND EQUIPMENT, net (Note 2 and 4)                                        706,518         4,820,900
DEFERRED TAX ASSET, (Note 8)                                                             365,000                -

GOODWILL, net (Notes 2 and 5)                                                             30,666        13,175,918
OTHER ASSETS, net (Notes 2 and 6)                                                        218,143           821,834
                                                                                  --------------    --------------

          Total Assets                                                            $    2,921,147    $   34,653,091
                                                                                  ==============    ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank overdraft                                                                $      297,458    $    2,672,630
    Line of credit (Note 9)                                                              440,000         7,255,984
    Current portion of long-term debt (Note 10)                                              788         2,324,267
    Accounts payable                                                                     855,846         6,120,435
    Accrued expenses                                                                      42,528         1,083,884
    Net current liabilities of discontinued operations (Note 18)                         722,173           562,283
                                                                                  --------------    --------------

          Total current liabilities                                                    2,358,793        20,019,483

LONG-TERM DEBT, net of current portion (Note 10)                                              -          7,778,934

DEFERRED TAX LIABILITY                                                                        -            250,900
                                                                                  --------------    --------------

          Total liabilities                                                            2,358,793        28,049,317
                                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES (Notes 9, 13 and 20)
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
       none issued                                                                            -                 -
    Common stock, $.01 par value; 30,000,000 shares authorized;
       2,727,955 and 6,804,451 shares issued in 1995 and 1996,
       respectively                                                                       27,280            68,045
    Additional paid-in capital                                                         5,041,252        10,146,148
    Accumulated deficit                                                               (4,079,108)       (3,183,349)
    Less: Treasury stock, at cost, 408,038 shares (Note 14)                             (427,070)         (427,070)
                                                                                  --------------    --------------

          Total Stockholders' Equity                                                     562,354         6,603,774
                                                                                  --------------    --------------

          Total Liabilities and Stockholders' Equity                              $    2,921,147    $   34,653,091
                                                                                  ==============    ==============

   The accompanying notes are an integral part of these consolidated balance sheets.

                        ATLANTIC BEVERAGE COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   December 31,
                                                                --------------------------------------------------
                                                                     1994               1995              1996
                                                                ---------------   ---------------   --------------
NET SALES                                                       $   24,151,796    $   20,596,436    $  153,279,993
COST OF GOODS SOLD, exclusive of depreciation
    shown below                                                     17,787,253        14,743,435       136,151,779
                                                                --------------    --------------    --------------

          Gross profit                                               6,364,543         5,853,001        17,128,214
                                                                --------------    --------------    --------------
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES:
    Salaries and benefits                                            3,234,935         3,087,421         7,406,525
    Other operating expenses                                         2,457,601         2,515,439         7,089,913
    Depreciation and amortization (Notes 2, 4 and 6)                   394,261           388,321           993,513
                                                                --------------    --------------    --------------
          Total selling, general and administrative
              expenses                                               6,086,797         5,991,181        15,489,951
                                                                --------------    --------------    --------------

          Income (loss) from operations                                277,746          (138,180)        1,638,263

INTEREST EXPENSE (Notes 6, 9 and 10)                                     8,350            25,394         1,196,888

OTHER (EXPENSE) INCOME, net (Note 16)                                  (19,928)           11,654           476,384
                                                                ---------------   --------------    --------------
          Income (loss) before income tax benefit
              (provision)                                              249,468          (151,920)          917,759

INCOME TAX BENEFIT (PROVISION) (Note 8)                                 15,000                -            (22,000)
                                                                --------------    --------------    ---------------

          Net income (loss) from continuing operations                 264,468          (151,920)          895,759
LOSS FROM DISCONTINUED OPERATIONS
    (Note 18)                                                         (302,203)         (528,466)               -
LOSS ON DISPOSAL OF DISCONTINUED
    OPERATIONS (Note 18)                                                    -         (2,410,200)               -
                                                                --------------    --------------    -------------

NET (LOSS) INCOME                                               $      (37,735)   $   (3,090,586)   $      895,759
                                                                ==============    ==============    ==============

INCOME (LOSS) PER COMMON SHARE DATA:
    NET INCOME (LOSS) FROM CONTINUING
       OPERATIONS AFTER ACCRETION OF
       PREFERRED STOCK                                          $          .09    $         (.06)   $          .17
    LOSS FROM DISCONTINUED OPERATIONS,
       INCLUDING LOSS ON DISPOSAL                                         (.11)            (1.16)               -
                                                                --------------    --------------    -------------
    NET (LOSS) INCOME                                           $         (.02)   $        (1.22)   $          .17
                                                                ==============    ==============    ==============
    WEIGHTED AVERAGE SHARES OUTSTANDING                              2,710,950         2,528,532         5,349,539
                                                                ==============    ==============    ==============

 The accompanying notes are an integral part of these consolidated statements.

                        ATLANTIC BEVERAGE COMPANY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Series A Nonvoting
                                      Convertible
                                    Preferred Stock            Common Stock       Additional
                                ----------------------     ------------------       Paid-in    Accumulated
                                   Shares     Amount       Shares      Amount       Capital       Deficit
                                   ------     ------       ------      ------      ---------  ------------
BALANCE, December 31, 1993             --    $      --    2,674,878    $26,749   $ 4,793,601  $  (933,878)
    Issuance of common stock           --           --       23,077        231       103,623           --
    Issuance of preferred stock         1      133,091           --         --            --           --
    Accretion of preferred stock       --        7,266           --         --            --       (7,266)
    Purchase of treasury stock         --           --           --         --            --           --
    Other                              --           --           --         --        (5,672)          --
    Net loss                           --           --           --         --            --      (37,735)
                                   ------    ---------    ---------    -------   -----------  -----------
BALANCE, December 31, 1994              1      140,357    2,697,955     26,980     4,891,552     (978,879)
    Purchase of treasury stock         --           --           --         --            --           --
    Accretion of preferred stock       --        9,643           --         --            --       (9,643)
    Conversion of preferred stock
       to common stock                 (1)    (150,000)      30,000        300       149,700           --
    Net loss                           --           --           --         --            --   (3,090,586)
                                   ------    ---------    ---------    -------   -----------  -----------
BALANCE, December 31, 1995             --           --    2,727,955     27,280     5,041,252   (4,079,108)
    Issuance of common stock
       through private placement,
       net                             --           --    2,765,549     27,656     2,754,727           --
    Issuance of common stock in
       connection with business
       combinations                    --           --    1,105,430     11,054     2,043,949           --
    Issuance of common stock to
       former noteholders              --           --      205,517      2,055       306,220           --
    Net income                         --           --           --         --            --      895,759
                                   ------    ---------    ---------    -------   -----------  -----------
BALANCE, December 31, 1996             --  $        --    6,804,451    $68,045   $10,146,148  $(3,183,349)
                                   ------    ---------    =========    =======   ===========  ===========





                                                     Treasury Stock              Total
                                                 -------------------------   Stockholders'
                                                   Shares         Amount         Equity
                                                   ------        --------    -------------
BALANCE, December 31, 1993                              --     $      --      $3,886,472
    Issuance of common stock                            --            --         103,854
    Issuance of preferred stock                         --            --         133,091
    Accretion of preferred stock                        --            --              --
    Purchase of treasury stock                       2,500        (7,500)         (7,500)
    Other                                               --            --          (5,672)
    Net loss                                            --            --              --
                                                   -------     ---------      ----------
BALANCE, December 31, 1994                           2,500        (7,500)      4,072,510
    Purchase of treasury stock                     405,538      (419,570)       (419,570)
    Accretion of preferred stock                        --            --              --
    Conversion of preferred stock
       to common stock                                  --            --              --
    Net loss                                            --            --      (3,090,586)
                                                   -------     ---------      ----------
BALANCE, December 31, 1995                         408,038      (427,070)        562,354
    Issuance of common stock
       through private placement,
       net                                              --            --       2,782,383
    Issuance of common stock in
       connection with business
       combinations                                     --            --       2,055,003
    Issuance of common stock to
       former noteholders                               --            --         308,275
    Net income                                          --            --         895,759
                                                   -------     ---------      ----------
BALANCE, December 31, 1996                         408,038     $(427,070)     $6,603,774
                                                   =======     =========      ==========

 The accompanying notes are an integral part of these consolidated statements.

                        ATLANTIC BEVERAGE COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     December 31,
                                                                  ----------------------------------------------------
                                                                        1994              1995             1996
                                                                  ---------------   ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                             $      (37,735)   $   (3,090,586)  $      895,759
    Adjustments to reconcile net (loss) income to net
       cash flows provided by operating activities, net
       of assets and liabilities acquired through
       business combinations-
          Loss on disposal of discontinued operations                         -          2,410,200               -
          Loss from discontinued operations                              302,203           528,466               -
          Depreciation and amortization                                  394,261           388,321          993,513
          Amortization of debt discount and deferred
              financing cost                                               3,562            10,120          102,217
          Deferred income tax benefit                                    (15,000)               -           (60,000)
          Write-off of consulting agreement                               39,800                -                -
          Decrease (increase) in accounts receivable, net                325,906           201,944       (3,337,143)
          Decrease (increase) in inventory                               440,226            62,001         (296,724)
          (Increase) decrease in prepaid expenses and
              other assets                                              (124,252)           57,784         (109,899)
          (Decrease) increase in accounts payable                       (260,579)          197,707          (30,436)
          (Decrease) increase in accrued expenses                        (18,598)          (41,184)         414,587
                                                                  --------------    --------------   --------------
    Net cash flows provided by (used in)
       operating activities of-
          Continuing operations                                        1,049,794           724,773       (1,428,126)
          Discontinued operations                                       (178,157)         (597,626)        (159,890)
                                                                  --------------    --------------   --------------

              Net cash flows provided by (used in)
                 operating activities                                    871,637           127,147       (1,588,016)
                                                                  --------------    --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                        (853,131)         (493,272)        (584,869)
    Cash paid in connection with business
       combinations, including acquisition fees                         (795,969)          (88,014)      (9,417,351)
    Purchase of distribution rights                                      (50,000)               -           (50,000)
                                                                  --------------    --------------   --------------

              Net cash flows used in investing
                 activities                                           (1,699,100)         (581,286)     (10,052,220)
                                                                  --------------    --------------   --------------

 The accompanying notes are an integral part of these consolidated statements.

                        ATLANTIC BEVERAGE COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     December 31,
                                                                  --------------------------------------------------
                                                                        1994             1995             1996
                                                                  ---------------  ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in bank overdraft                         $           -    $      297,458   $     (708,527)
    Net borrowings under line of credit                                       -           440,000        6,815,984
    Borrowing under term debt                                                 -                -         7,900,000
    Repayments of notes payable                                          (60,671)          (6,144)      (3,194,221)
    Payments of deferred financing costs                                 (21,374)              -          (706,420)
    Issuance of common stock through private
       placement, net                                                         -                -         2,782,383
    Purchase of treasury stock                                            (7,500)        (419,570)              -
    Other                                                                 (5,665)              -                -
                                                                  --------------   --------------   -------------

              Net cash flows provided by (used in)
                 financing activities                                    (95,210)         311,744       12,889,199
                                                                  --------------   --------------   --------------

NET (DECREASE) INCREASE IN CASH                                         (922,673)        (142,395)       1,248,963

CASH, beginning of period                                              1,065,068          142,395               -
                                                                  --------------   --------------   -------------

CASH, end of period                                               $      142,395   $           -    $    1,248,963
                                                                  ==============   ==============   ==============


 The accompanying notes are an integral part of these consolidated statements.

                        ATLANTIC BEVERAGE COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION AND DESCRIPTION OF COMPANY:

         The accompanying consolidated financial statements present the accounts of Atlantic Beverage Company, Inc. and subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

         The Company is engaged in the distribution of specialty nonalcoholic beverages to the retail trade in the Baltimore and Washington, D.C. metropolitan areas and, as a result of business combinations consummated during 1996, is engaged in the manufacturing, marketing and distribution of meat products in Texas, Louisiana, Kentucky and surrounding states.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

         The Company records sales when product is delivered to the customers. Discounts provided, principally volume, are accrued at the time of the sale.

Cash

         Cash consists of cash held in various deposit accounts with financial institutions. As of December 31, 1996, $175,000 was restricted to meet minimum balance funding requirements.

Inventory

         Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods and packaging supplies. Cost is determined using the first-in, first-out method.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost, net of applicable depreciation. Depreciation is provided using the straight-line method over the following useful lives.

                   Buildings and building improvements                5-30 years
                   Machinery, equipment and furniture                 5-10 years
                   Leasehold improvements                             2- 5 years
                   Vehicles                                           5-10 years

Reclassifications

         Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

Other Assets

         Other assets consist of noncompete agreements, distribution and license agreements and deferred financing costs. Distribution and license agreements are being amortized over 2-3 years using the straight-line method, while the deferred financing costs are being amortized over 5 years, representing the term of the related debt, using the effective interest method.

Goodwill

         Goodwill recorded in connection with business combinations is being amortized using the straight-line method over 5 to 40 years. Amortization expense for each of the years ended December 31, 1994, 1995 and 1996 was $115,699, $115,699 and $290,807, respectively. Accumulated amortization as of December 31, 1995 and 1996 was $547,829 and $260,141, respectively.

Income Taxes

         Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires deferred income taxes to be recorded under the liability method and restricts the conditions under which a deferred asset may be recorded.

Accounting Pronouncements

         In February 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management has not yet determined whether the implementation of SFAS 128 will have any impact on the Company's earnings per share amounts.

         In March 1995, the FASB issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. As of December 31, 1996, management believes there were no indications of impairment that would effect the carrying values of assets.

         In November 1995, the FASB issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Companies have the option of adopting the new accounting provisions or may elect to provide pro forma disclosures of net income and earnings per share as if the accounting had been adopted. Management has elected to continue to account for its stock-based compensation in accordance with APB Opinion No. 25 and has provided pro forma disclosures (see Note 12).

Supplemental Cash Flow Information

                                                Cash Paid         Cash Paid
                                                for Taxes        for Interest
                                                ---------        ------------
        Year ended December 31, 1994
            Related parties                     $       -        $     5,090
            Other                                  29,500              4,788
        Year ended December 31, 1995
            Related parties                             -              4,026
            Other                                       -             15,274
        Year ended December 31, 1996
            Related parties                             -                  -
            Other                                       -          1,115,949

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the

                                     -F-9-
reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.     INVENTORY:

         Inventory consisted of the following as of December 31:

                                              1995              1996
                                        ---------------   --------------
          Raw materials                 $           -     $      100,619
          Finished goods                       630,968         3,077,431
          Packaging supplies                        -            451,597
                                        --------------    --------------
                 Total                  $      630,968    $    3,629,647
                                        ==============    ==============

4.     PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment as of December 31, 1995 and 1996 are summarized as follows:

                                                        1995              1996
                                                        ----              ----
          Land                                     $         -     $     85,000
          Buildings and building improvements                -        1,567,368
          Machinery, equipment and furniture          1,292,589       3,534,307
          Leasehold improvements                             -          498,218
          Vehicles                                       76,421         448,977
                                                   ------------    ------------
          Property, plant and equipment, gross        1,369,010       6,133,870
          Less - Accumulated depreciation              (662,492)     (1,312,970)
                                                   ------------    ------------
          Property, plant and equipment, net       $    706,518    $  4,820,900
                                                   ============    ============

         Depreciation expense for the years ended December 31, 1994, 1995 and 1996 was $170,869, $224,930 and $655,014, respectively.

5.   BUSINESS COMBINATIONS:

         As of January 1, 1996, a newly formed wholly-owned subsidiary of the Company acquired the outstanding common stock of Prefco, Inc. (Prefco). Also as of January 1, 1996, Carlton Foods, Inc. (Carlton Foods) was merged into another newly formed, wholly-owned subsidiary of the Company. In addition, as of August 1, 1996, the Company acquired the assets of Richard's Cajun Country Food Processors (Richard's). As of October 1, 1996, the Company acquired the outstanding common stock of Grogan's Farm, Inc. and the assets of Grogan's Sausage, Inc. (collectively referred to as "Grogan's") and certain real property previously held by the sellers. As of November 15, 1996, the Company obtained certain operating assets from Partin's Country Sausage (Partin's). In connection with these business combinations, the Company entered into a loan agreement with a commercial bank which provided a $7.45 million term loan and a $8.5 million revolving line of credit (see Notes 9 and 10). The business combinations were accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based upon fair value. The resulting goodwill was determined as follows:

        Cash paid                                           $   10,850,728
        Issuance of notes to the Sellers, at fair value          2,472,150
        Issuance of the Company's common stock                   2,055,003
        Debt assumed by the Company                              2,945,180
        Acquisition costs                                        1,121,799
                                                            --------------

               Total purchase price                             19,444,860
                                                            --------------
        Current assets acquired                                 11,364,230
        Noncurrent assets acquired                               4,086,718

        Current liabilities assumed                             (9,060,539)
        Noncurrent liabilities assumed                            (381,608)
                                                            --------------
               Net assets acquired                               6,008,801
                                                            --------------
               Goodwill                                     $   13,436,059
                                                            ==============

Prefco and Carlton Foods

         In connection with the Prefco and Carlton Foods transactions, the Company paid approximately $3.6 million, net of cash acquired, issued approximately 650,000 shares of common stock to the former shareholders. The Company also issued a subordinated promissory note to the former shareholders of Prefco with a face amount of $1.4 million (see Note 10). In addition, a former shareholder of Prefco signed an employment agreement with the Company for five years, with an automatic one-year extension. If, at the end of each of the first four years, the shareholder is still employed by the Company and Prefco meets predetermined operating income growth from the previous year, the Company will grant to the former shareholders, options to acquire additional shares of the Company's stock. The effect of these contingent options has not been reflected in the accompanying financial statements.

Richard's

         In connection with the Richard's transaction, the Company paid cash in the amount of $2,500,000 and issued a subordinated promissory note to the former shareholder with a face amount of $874,786 (see Note 10). In addition, the former shareholder signed an employment agreement with the Company for three years. If, at the end of three years, the former shareholder is still employed by the Company and Richard's meets certain cumulative operating income targets, the Company will deliver a pre-determined amount of shares to the former shareholder. The effect of these contingent shares has not been reflected in the accompanying financial statements.

Grogan's

         In connection with the Grogan's transaction, the Company issued 573,810 shares of its common stock to the former shareholders, paid approximately $1,900,000 in cash and issued a subordinated promissory note to the former shareholders with a face amount of $200,000 (see Note 10). In addition, the former shareholder signed an employment agreement with the Company for one year.

Partin's

         In connection with the Partin's transaction, the Company issued 81,619 shares of its common stock to the former shareholders, paid $419,891 in cash and issued a subordinated promissory note to the former shareholders in the amount of $224,891 (see Note 10).

6.     OTHER ASSETS:

         Other assets are comprised of the following as of December 31, 1995 and 1996:

                                                       1995           1996
                                                   -----------    -----------
          Noncompete agreement                     $   200,000    $   200,000
          Distribution agreements                       25,000         50,000
          Deferred financing costs                      21,374        706,420
          Cash surrender value of life insurance            -          64,443
          Other                                         88,014             -
                                                   -----------    -----------

                                                       334,388      1,020,863

          Less - Accumulated amortization             (116,245)      (199,029)
                                                   -----------    -----------

          Other assets, net                        $   218,143    $   821,834
                                                   ===========    ===========

         Amortization expense applicable to distribution, license and consulting agreements for years ended December 31, 1994, 1995 and 1996, was $36,025, $7,692 and $7,692, respectively, and is included within depreciation and amortization expenses in the accompanying consolidated statements of operations. Amortization of deferred financing costs of $3,562, $10,120 and $81,466, respectively, has been included within interest expense in the accompanying consolidated statements of operations for the years ended December 31, 1994, 1995 and 1996, respectively.

         The Company, Sterling Group, Inc. (Sterling Group) and Sterling Group's principals have entered into a noncompete and nondisclosure agreement, effective November 29, 1993 (the closing date of the Company's initial public offering), containing certain noncompetition and confidentiality provisions. The agreement provides that Sterling Group and its principals agree not to compete with the Company for a period of five years from the closing date, nor will they solicit for employment any director, stockholder or certain employees of the Company. Such agreement also provides that Sterling Group and its principals will not disclose any confidential information concerning the Company and its business to any other person or entity except as may be required by law. The Company paid Sterling Group a fee of $200,000 at closing in consideration of such agreement. Amortization expense for each of the years ended December 31, 1994, 1995 and 1996, was $40,000. Accumulated amortization as of December 31, 1995 and 1996 was $84,000 and $124,000, respectively.

7.     SIGNIFICANT SUPPLIERS AND CUSTOMERS:

         For  the  year  ended  December  31,  1994,   two  suppliers   supplied
approximately 60% and 11%, respectively, of the Company's total product purchases. No single customer accounted for more than 10% of the Company's total sales.

         For  the  year  ended  December  31,  1995,   two  suppliers   supplied
approximately 62% and 13%, respectively, of the Company's total product purchases. No single customer accounted for more than 10% of the Company's total sales.

         For  the  year  ended  December  31,  1996,   two  suppliers   supplied
approximately 17% and 11%, respectively, of the Company's total product purchases. In addition, a single customer accounted for approximately 41% of the Company's total sales.

         During the fourth quarter of 1996, the Company signed an exclusive distribution agreement with the AriZona beverage brand ("AriZona"). Management estimates that AriZona will supply approximately 20% of its specialty beverage distribution business.

8.     INCOME TAXES:

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

         The benefit (provision) from income taxes on continuing operations for the years ended December 31, 1994, 1995 and 1996, included amounts summarized as follows:

                                               1994      1995        1996
                                            --------  ----------   ---------
          Current:
              Federal                       $    -    $      -     $ (60,000)
              State                              -           -       (22,000)
          Deferred:
              Federal                        13,000     180,000     (353,000)
              State                           2,000      24,000      (47,000)
                                            -------   ---------    ---------

                                             15,000     204,000     (482,000)

          Valuation allowance                    -     (204,000)     460,000
                                            -------   ---------    ---------

          Total tax benefit (provision)     $15,000   $      -     $ (22,000)
                                            =======   =========    =========

         In connection with certain business combinations consummated during 1996, the Company recorded a deferred tax liability of $285,400 through the allocation of the related purchase price. Gross deferred tax assets and liabilities are comprised of the following at December 31:

                                                                1995          1996
                                                             ------------  ----------
          Deferred Tax Assets:
              Net operating loss carryforwards               $   817,800   $  633,800
              Net liabilities of discontinued operations         819,500      442,800
              Inventory                                           15,300       59,800
              Accrued expenses                                     3,400       44,100
              Accounts receivable                                 11,900       39,300
              Other                                               30,600       97,200
                                                             -----------   ----------

                                                               1,698,500    1,317,000

              Valuation allowance                             (1,148,500)    (688,500)
                                                             -----------   ----------

                 Deferred tax assets                             550,000      628,500
                                                             -----------   ----------

          Deferred Tax Liabilities:
              Property, plant and equipment                       60,000      222,200
              Other                                              125,000      266,700
                                                             -----------   ----------

                 Deferred tax liabilities                        185,000      488,900
                                                             -----------   ----------

                                                             $   365,000   $  139,600
                                                             ===========   ==========

         As of December 31, 1996, the Company has approximately $1.9 million of net operating loss carryforwards for tax purposes expiring through 2010.

         The statutory federal income tax rate, reconciled to the effective income tax rate benefit (provision) is as follows:

                                                                        1995          1996
                                                                       -------      -------
          Statutory federal income tax rate                              34.0%       (34.0)%
          State income taxes, net of federal income tax effect            4.6         (5.0)
          Nondeductible amortization of goodwill                        (75.6)        (9.6)
          Valuation allowance                                            37.0         50.1
          Other                                                           -           (3.9)
                                                                       ------        ------

              Total                                                       -  %        (2.4)%
                                                                       ======        ======

9.     BORROWINGS UNDER LINE OF CREDIT:

         In March 1996, the Company entered into a new line of credit agreement with a bank through March 2001. Under the terms of the agreement, the Company is permitted to borrow up to $8,500,000, subject to advance formulas based on accounts receivable and inventory. Amounts borrowed are due on demand and bear interest at either the bank's prime rate plus an additional rate of 1% or LIBOR plus an additional 3%. Amounts borrowed are payable monthly and are secured by all assets of the Company.

         Information related to the line of credit for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                    Weighted Average
                              ---------------------------       Maximum
                               Month-end        Interest         Amount
                                Balance           Rate        Outstanding
                              ----------        --------      -----------
          1994                $   323,544          7.8%       $   750,922
          1995                     88,417          8.75           575,000
          1996                  3,895,000          9.0          7,255,984

         As of December 31, 1996, approximately $1,225,000 of standby letters of credit were outstanding under the line of credit facility.

10.    LONG-TERM DEBT:

         Long-term debt as of December 31, 1995 and 1996, consisted of the following:

                                                                                    1995              1996
                                                                               --------------    --------------
         Note payable, bearing interest at either prime plus 1.5% or LIBOR
              plus 3.5%, due in varying amounts monthly through March 2001     $           -     $    7,117,308
         Subordinated promissory note, bearing interest at 9% annually,
              payable throughout 1997                                                      -            300,000
         Subordinated promissory note to former shareholders of Prefco, bearing interest at 9% annually, payable in quarterly
              installments of interest, with all outstanding principal and
              interest due March 2001                                                      -          1,400,000
         Subordinated promissory note to former shareholder of Richard's,
              bearing   interest  at  6.35%   annually,   payable  in  quarterly
              installments  of  interest,  with all  outstanding  principal  and interest due July 2001, net of unamortized discount of $0 and
              $168,298                                                                     -            874,786
         Subordinated promissory note to former shareholders of Grogan's, effective October 1998,  bearing interest at 8% annually,  payable in  quarterly  installments  of  interest,  with  all  outstanding principal  and interest due  September  2001,  net of  unamortized discount of $0 and $38,478
                                                                                           -            200,000
         Subordinated  promissory  note  to  former  shareholders  of  Partin's,
              bearing   interest   at  8%   annually,   payable   in   quarterly
              installments, with all outstanding principal and interest due
              December 2003                                                                -            224,891
         Other                                                                            788           192,992
                                                                               --------------    --------------
                Total                                                                     788        10,309,977
         Less:  Current portion                                                          (788)       (2,324,267)
                Unamortized discount                                                       -           (206,776)
                                                                               --------------    --------------
                Long-term debt, net of current portion and unamortized
                   debt discount                                               $           -     $    7,778,934
                                                                               ==============    ==============


         The future maturities of the notes payable as of December 31, 1996, are as follows:

          1997                                              $ 2,324,267
          1998                                                1,595,891
          1999                                                1,708,348
          2000                                                1,738,141
          2001                                                2,718,439
          2002 and thereafter                                   224,891
                                                            -----------

                                                            $10,309,977

         In connection with the Company's line of credit (see Note 9) and note payable, the Company is required to meet certain financial and nonfinancial covenants.

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

         Fair  value  of  the  Company's   long-term  debt  is  estimated  using
discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         The aggregate face amounts and fair values of the Company's long-term debt as of December 31, 1996, were $10,309,977 and $10,103,201, respectively. The carrying amount of the Company's long-term debt approximated the fair value as of December 31, 1995.

12.    STOCK OPTIONS:

         The Company has a  non-incentive  stock option plan (the  Non-Incentive
Plan) and a Director's stock option plan (the Directors' Plan), which authorize the Company to grant, to eligible individuals, options for the purchase of shares of the Company's $.01 par value common stock.

         Under the terms of the Non-Incentive Plan, the Company may issue up to 1,100,000 options to officers, advisors, full-time employees and other eligible individuals. In addition, the Company may issue up to 150,000 options to outside directors. In general, the option exercise price equals the stock's market price on the date of grant and vest up to three years. Under the terms of the Directors' Plan, the Company may issue up to 500,000 options to eligible outside Directors. Each eligible Director was granted an initial option to purchase 10,000 shares of stock. Each eligible Director shall be granted an additional option to purchase 10,000 shares of stock after each year of service. The option exercise price equals the stock's market price on the date of grant and vest after one year. The issuance of options under the Non-Incentive and Directors' Plans during 1994, 1995 and 1996, had no impact on the accompanying consolidated financial statements.

         In connection with the employment agreement with the new Chief Executive Officer (see Note 13), the Company issued 250,000 stock options with an exercise price of $1.50, representing the fair market value at March 15, 1996. The options vest over a five year period and provide for accelerated vesting if certain financial performance thresholds are met. As of December 31, 1996, 20% of these options had vested.

         The Company has elected to account for its stock-based compensation plans in accordance with APB No. 25, under which no compensation expense has been recognized. The Company has computed for pro forma disclosure purposes the value of all options granted during 1995 and 1996, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following assumptions used for option grants:

                                                  1995               1996
                                            ----------------   --------------

          Risk-free interest rate (range)        6.91%          5.44% - 6.81%
          Expected dividend yield                0.00%              0.00%
          Expected lives                       6.5 years          5-6 years
          Expected volatility                     36%                36%

         Adjustments were made for options forfeited prior to vesting. Had compensation expense for these plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share reflected on the accompanying statement of operations would have been reduced to the following "pro forma" amounts:

                                                    1995              1996
                                               --------------    -------------

          Net (Loss) Income:
                            As reported        $   (3,090,586)   $   895,760
                            Pro forma              (3,153,437)       715,067

          Earnings Per Share:
                            As reported                 (1.22)           .17
                            Pro forma                   (1.25)           .13

         Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

                                              1994                        1995                        1996
                                    -------------------------  --------------------------  ---------------------------
                                                    Weighted                    Weighted                    Weighted
                                                    Average                     Average                     Average
                                                    Exercise                    Exercise                    Exercise
                                       Shares         Price         Shares        Price        Shares        Price
                                       ------       --------        ------      ---------      ------       --------
Outstanding, beginning of year         152,586    $   6.50          170,036    $   6.31         233,136    $    5.47
Granted                                 21,300        4.63           67,700        2.75         464,200         1.76
Exercised                                   -         -                  -         -                 -          -
Forfeited                               (3,850)       4.63           (4,600)       3.49          (4,100)        3.24
Expired                                     -         -                  -         -                 -          -
Outstanding, end of year               170,036        6.31          233,136        5.47         693,236         3.00
Exercisable, end of year                70,034        6.50          142,552        5.45         410,044         3.51

Weighted average fair value
    of options granted                                                         $   1.40                    $     .81


         Options outstanding as of December 31, 1994, were deemed to have no value in accordance with APB No. 25.

13.   COMMITMENTS:

Executive Employment Agreement

         Effective March 15, 1996, the Company entered into a five-year employment agreement with its new Chief Executive Officer which provides for base compensation and an incentive bonus.

Operating Leases

         The Company leases warehouses, office buildings and most of its delivery vehicles under operating leases. These leases have remaining terms ranging from one to five years. Rental expense under these leases for the years ended December 31, 1994, 1995 and 1996 was $618,543, $594,010 and $1,223,271,
respectively. The delivery vehicle leases include options to cancel up to three of the leases in the event of an economic slowdown. As of December 31, 1996, future minimum lease payments under these operating leases are as follows:

          1997                                            $   890,678
          1998                                                604,134
          1999                                                240,403
          2000                                                180,729
          2001                                                143,052
          2002 and thereafter                                  93,814
                                                          -----------
                                                          $ 2,152,810
                                                          ===========

         In January 1997, the Company signed a lease for a new warehouse facility. The term of the new lease is five years, with an option to renew for an additional five years, and commences in April 1997.

14.    REPURCHASE OF COMMON STOCK:

         Throughout  1995,  the  Company   repurchased  405,538  shares  of  its
outstanding common stock at an average per share cost of $1.03. The Company accounted for these transactions as treasury stock, utilizing the cost method.

15.    RELATED PARTY TRANSACTIONS:

         The accompanying consolidated statements of operations include interest related to certain notes payable to related parties (including amortization of deferred financing costs) and other liabilities to stockholders of approximately $5,100 for the year ended December 31, 1994.

         The Company has a consulting agreement (the Agreement) with Elfman Venture Partners, Inc. and Sterling Advisors, L.P., a partnership owned by stockholders of the Company. The term of the Agreement is through December 31, 2001. The Agreement provides that the Company shall pay a base fee of $300,000 per year, which shall increase 5% for each year the Agreement remains in effect. The Agreement also stipulates adjustments to the base fee for future acquisitions or sales. The adjusted base fee as of December 31, 1996, is $350,000. During each year the Agreement is in effect, the Company is also required to grant options to purchase 25,000 shares of the Company's $.01 par value common stock. Such options vest on each December 31 at an exercise price equal to the market price on the preceding January 1 (see Note 12). The Company also utilizes the consulting services of a shareholder. Under the current consulting agreement, the shareholder is paid a base monthly fee and is also granted options to purchase 1,000 shares of the Company's $.01 par value common stock per month.

         The accompanying consolidated statements of operations include approximately $144,000, $148,000 and $340,000 for the years ended December 31, 1994, 1995 and 1996, respectively, for management and consulting services that were paid to certain stockholders and to Sterling Advisors.

16.    OTHER (EXPENSE) INCOME:

         During the first quarter of 1996, the Company and one of its former suppliers agreed to terminate their distribution agreement. As part of the settlement, the former supplier agreed to pay the Company $250,000 in consideration. The consideration received is included in other income on the consolidated statements of

                                     -F-18-
operations. During 1995, approximately 4% of the total cases sold represented cases supplied by this former supplier.

17.    BUSINESS SEGMENT INFORMATION:

         The Company's operations have been classified into three business segments: beverage distribution, food processing and food distribution. The beverage distribution segment includes purchasing, marketing and distribution of nonalcoholic beverages to the retail trade in the greater Baltimore and Washington, D.C. metropolitan area and surrounding counties. The food processing segment includes the processing and sales of sausage and related products to distributors and retailers in the Louisiana, Texas, Kentucky and other surrounding states. The food distribution segment includes the purchasing, marketing and distribution of packaged meat products to retailers and restaurants, primarily in Texas.

         Summarized financial information, by business segment, for continuing operations in 1994, 1995 and 1996 is as follows (corporate overhead not specifically associated with a segment has been presented separately):

                                                            1994             1995              1996
                                                      ---------------  ---------------   ---------------
          Net sales:
              Beverage distribution                   $    24,151,796  $    20,596,436   $    19,401,759
              Food processing                                      -                -         12,864,437
              Food distribution                                    -                -        125,610,141
                                                      ---------------  ---------------   ---------------

                                                      $    24,151,796  $    20,596,436   $   157,876,337
                                                      ===============  ===============   ===============
          Operating income (loss):
              Beverage distribution                   $       277,746  $      (138,180)  $       631,108
              Food processing                                      -                -            934,691
              Food distribution                                    -                -          1,075,395
              Corporate                                            -                -           (972,931)
                                                      ---------------  ---------------   ---------------

                                                      $       277,746  $      (138,180)  $     1,668,263
                                                      ===============  ===============   ===============
          Total assets:
              Beverage distribution                   $     3,286,458  $     2,921,147   $     5,700,876
              Food processing                                      -                -         14,170,199
              Food distribution                                    -                -         17,317,461
                                                      ---------------  ---------------   ---------------

                                                      $     3,286,458  $     2,921,147   $    37,188,536
                                                      ===============  ===============   ===============

          Depreciation and amortization:
              Beverage distribution                   $       394,261  $       388,321   $       344,399
              Food processing                                      -                -            447,651
              Food distribution                                    -                -            201,463
                                                      ---------------  ---------------   ---------------

                                                      $       394,261  $       388,321   $       993,513
                                                      ===============  ===============   ===============

          Capital expenditures:
              Beverage distribution                   $       853,131  $       493,805   $       374,235
              Food processing                                      -                -             76,853
              Food distribution                                    -                -            133,781
                                                      ---------------  ---------------   ---------------

                                                      $       853,131  $       493,805   $       584,869
                                                      ===============  ===============   ===============


         There were no significant intersegment sales or transfers during 1994 and 1995. Intersegment sales and related receivables and payables among the segments during 1996, for the purpose of this presentation, have not been eliminated. Operating income, by business segment excludes interest income, interest expense and net unallocated corporate expenses.

18.    DISCONTINUATION OF THE FLYING FRUIT FANTASY DIVISION:

         On April 27, 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Flying Fruit Fantasy, USA, Inc. for approximately $580,000 in cash and 23,077 shares of common stock of the Company with a market value of approximately $104,000 at closing, one share of Series A nonvoting preferred stock convertible into $150,000 worth of common stock on October 18, 1995, and $5,000 in cash per month for 24 months after closing. The convertible preferred stock on April 27, 1994, was valued at $133,091 and was accreted through the conversion date up to the estimated fair value at conversion. On October 18, 1995, the preferred stock was converted into 30,000 shares of common stock.

         In December 1995, the Company adopted a plan to dispose of its Flying Fruit Fantasy division. As a result, the Company recognized a one-time charge of $2,410,200, which was determined as follows:

          Write-off of equipment                                   $ 1,085,112
          Write-off of goodwill                                        744,310
          Write-off of noncompete agreements and other assets          215,703
          Other costs to discontinue operations                        365,075
                                                                   -----------
                                                                   $ 2,410,200
                                                                   ===========

         This net loss has been reflected in the accompanying consolidated statements of operations under Loss on Disposal of Discontinued Operations.

         The results of the Flying Fruit Fantasy division have been reported separately as discontinued operations in the consolidated statements of operations for the years ended December 31, 1994 and 1995. Revenues from the Flying Fruit Fantasy division were $475,478 for the year ended December 31, 1994, and $549,500 for the year ended December 31, 1995. No benefit for income taxes has been recorded in connection with these losses due to the uncertainty that the Company will be able to offset the losses against future taxable income.

         The liabilities as of December 31, 1995 and 1996, have been presented separately in the accompanying consolidated balance sheets.

19.  UNAUDITED PRO FORMA SUMMARY RESULTS OF OPERATIONS:

         The unaudited pro forma summary consolidated results of operations for the years ending December 31, 1995 and 1996, assuming the business combinations described in Note 5 had been consummated on January 1, 1995, are as follows:

                                                                           (Unaudited)
                                                                -----------------------------------
                                                                      1995                1996
                                                                  -------------      ------------
          Revenues, net                                            $146,982,019      $160,826,913
          Operating expenses, net of depreciation and
              amortization                                          144,033,919       157,265,608
          Depreciation and amortization                               1,520,835         1,340,464
          Other expenses, net                                         1,228,329           946,275
          Provision for income taxes                                      2,884           261,200
                                                                   ------------      ------------
                 Net income from continuing operations             $    196,052      $  1,013,366
                                                                   ============      ============


20.    CONTINGENCIES:

         Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered

                                     -F-20-
by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

(a)(2)  Financial Statement Schedules

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Atlantic Beverage Company, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Atlantic Beverage Company, Inc. and subsidiaries included in this Form 10-K and have issued our reports thereon dated February 21, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



Baltimore, Maryland,
    February 21, 1997

                                                                      SCHEDULE I


                ATLANTIC BEVERAGE COMPANY, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                                                                  Additions
                                             -------------------------------------------------
                                                Reserve
                             Balance at       Established         Charged to        Charged                            Balance
                              Beginning      with Business        Costs and         to Other                           at End
      Classifications         of Period      Combinations         Expenses(1)      Accounts(2)    Deductions(3)       of Period
------------------------    -------------    ------------      --------------   --------------    -------------     -------------
Allowance for doubtful
accounts:

Year ended
    December 31, 1996       $    35,000      $    69,000         $    61,000      $     9,000       $    56,000     $   118,000
Year ended
    December 31, 1995            71,000               -               83,000               -            119,000          35,000
Year ended
    December 31, 1994            10,000               -               77,000               -             16,000          71,000

(1)  Current year provision for doubtful accounts.
(2)  Includes recoveries on accounts previously written off.
(3)  Accounts written off.

(a)(3)  Exhibits

         The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibits listed below:

Exhibit
Number                                    Description
-------                                   -----------
    2.01 Agreement and Plan of Merger dated as of September 15, 1993 ("Merger Agreement") among the Company, Strategic Investment Corporation and
            T. Rowe Price Strategic Partners Fund, L.P. ("Strategic Fund") (1)
    2.02    Form of Amendment to Merger Agreement (1).
    2.03 Stock Purchase Agreement dated as of January 23, 1996, between the among the Company, ABEV Acquisition Corp., Franklin Roth and Allen Pauly (2)
    2.04 $1.4 Million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauly (2)
    2.05 Agreement and Plan of Merger Dated as of January 25, 1996 among the Company, Carlton Foods Corp., and Carlton Foods, Inc. (2)
    2.06 Loan and Security Agreement dated as of March 15, 1996 among Atlantic Beverage Company, Inc., Carlton Foods Corp. and ABEV Acquisition Corp., as borrowers, and LaSalle National Bank, as the Lender (2)
    2.07 Stock Purchase Agreement dated as of March 15, 1996 among the Company and Purchasers under the $2.8 million Private Placement (2)
    3.01 Certificate of Incorporation of the Company, including all amendments thereto (3)
    3.02    By-Laws of the Company (3)
    3.03 Certificate of Designation of the Series A Non-Voting Convertible Preferred Stock of the Company (4)
    4.01    Specimen Stock Certificate (1)
    4.02    Registration Rights Agreement between Strategic Fund and the Company
            (1)
    4.03    Stock Option Plan (1)
   10.01 Distribution Agreement dated as of November 25, 1992 between Joseph Victori Wines, Inc. and Maryland Beverage, L.P., as amended.(*)(1)
   10.02 Letter dated March 21, 1994 from the Company to Ginger Group, Ltd. (filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.) (1)
   10.03 Distribution Agreement dated April 12, 1991 between Ginger Group, Ltd. and Castle Food Products Corporation, as amended.(*)(1)
   10.04 Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M. Taslitz, Douglas L. Becker and R. Christopher Hoehn-Saric (1)
   10.05 Employment Agreement dated September 24, 1993 between the Company and William E. O'Leary (1)
   10.06 Employment Agreement dated September 24, 1993 between the Company and John F. Izzo (1)
   10.07 Warehouse Lease dated August 5, 1988 between Hill Management Services, Inc. and Maryland Beverage Company, Inc., as amended (1)
   10.08 Consulting Agreement dated September 24, 1993 among the Company, Eric D. Becker and Sterling Group, Inc. (1)
   10.08B Consulting Agreement dated March 15, 1996 by and between the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc.
            (5)
   10.09 Assignment of Consulting Agreement dated December 31, 1993 among the Company, Sterling Group, Inc. and Sterling Advisors, L.P. (6)
   10.10    Form of Tax Indemnification Agreement (1)

Exhibit
Number                                         Description
-------                                        -----------
   10.11 Amendment to Employment Agreement dated September 24, 1993 between the Company and William E. O'Leary (1)
   10.12 Asset Purchase Agreement, dated April 7, 1994, among the Company, Flying Fruit Fantasy, U.S.A., Inc., Groth Industries, Inc. and Robert E. Groth and Georgia B. Groth (7)
   10.13 Agreement for License, dated as of April 27, 1994, between Groth Industries, Inc. as the Beverage Company (7)
   10.14 Consulting Agreement, dated April 27, 1994, between the Company and Robert E. Groth (7)
   10.15 Stock Purchase Agreement dated as of January 23, 1996, between and among the Company, ABEV Acquisition Corp., Franklin Roth and Allen Pauly (2)
   10.16 Employment Agreement dated March 15, 1996 between ABEV Acquisition Corp. and Franklin Roth (2)
   10.17 Agreement and Plan of Merger dated as of January 25, 1996, among the Company, Carlton Foods Corp., and Carlton Foods, Inc. (2)
   10.18 $1.4 million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauly (2)
   10.19 Loan and Security Agreement dated as of March 15, 1996, among Atlantic Beverage Company, Inc., Carlton Foods Corp. and ABEV Acquisition Corp., as Borrowers, and LaSalle National Bank, as the Lender (2)
   10.20 Stock Purchase Agreement dated as of March 15, 1996 among the Company and Purchasers under the $2.8 million Private Placement (2)
   10.21    Employment  Agreement  between  the  Company and Alan Sussna (8)
   23.01    Consent of Independent Public Accountants (1)
   27.01    Financial Data Schedule
   99.01    Limited Partnership Agreement of Maryland Beverage L.P. (1)

* Confidential treatment was afforded for certain portions of these agreements.

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

(2) Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.

(7) Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 11, 1994 and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(9) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Unless otherwise noted, all other Exhibits have either been previously filed or incorporated by reference as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-68522).

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

(b)  Report on Form 8-K

         Atlantic Beverage Company, Inc. Form 8-K filed 05/20/96. Atlantic Beverage Company, Inc. Form 8-K filed 08/12/96. Atlantic Beverage Company, Inc. Form 8-KA filed 08/13/96. Atlantic Beverage Company, Inc. Form 8-K filed 12/31/96.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March __, 1997.

                                     ATLANTIC BEVERAGE COMPANY, INC.



                                     By: /s/  John Izzo
                                         ______________________________________
                                         Principal Accounting Officer and Chief
                                         Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

              Signature                                 Title                      Date
              ---------                                 -----                      ----

/s/  Eric D. Becker                     Director                               March ___, 1997
-----------------------------
Eric D. Becker

/s/  Anthony Brocato                    Director                               March ___, 1997
-----------------------------
Anthony Brocato

/s/  Merrick Elfman                     Director                               March ___, 1997
-----------------------------
Merrick Elfman

/s/  Bruce Goldman                      Director                               March ___, 1997
-----------------------------
Bruce Goldman

/s/  Rick Inatome                       Director                               March ___, 1997
-----------------------------
Rick Inatome

/s/  G. Cook Jordan, Jr.                Director                               March ___, 1997
-----------------------------
G. Cook Jordan, Jr.

/s/  John A. Miller                     Director                               March ___, 1997
-----------------------------
John A. Miller

/s/  William O'Leary                    President Beverage Division and        March ___, 1997
-----------------------------           Director
William O'Leary


/s/  Alan F. Sussna                     Chief Executive Officer and            March ___, 1997
-----------------------------           Director
Alan F. Sussna

/s/  Steven M. Taslitz                  Director                               March ___, 1997
-----------------------------
Steven M. Taslitz

                                 EXHIBIT INDEX


Exhibit
Number                                         Description
-------                                        -----------
    2.01 Agreement and Plan of Merger dated as of September 15, 1993 ("Merger Agreement") among the Company, Strategic Investment Corporation and
            T. Rowe Price Strategic Partners Fund, L.P. ("Strategic Fund") (1)
    2.02    Form of Amendment to Merger Agreement (1).
    2.03 Stock Purchase Agreement dated as of January 23, 1996, between the among the Company, ABEV Acquisition Corp., Franklin Roth and Allen Pauly (2)
    2.04 $1.4 Million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauly (2)
    2.05 Agreement and Plan of Merger Dated as of January 25, 1996 among the Company, Carlton Foods Corp., and Carlton Foods, Inc. (2)
    2.06 Loan and Security Agreement dated as of March 15, 1996 among Atlantic Beverage Company, Inc., Carlton Foods Corp. and ABEV Acquisition Corp., as borrowers, and LaSalle National Bank, as the Lender (2)
    2.07 Stock Purchase Agreement dated as of March 15, 1996 among the Company and Purchasers under the $2.8 million Private Placement (2)
    3.01    Certificate of Incorporation of the Company, including all
            amendments thereto (3) 3.02    By-Laws of the Company (3)
    3.03 Certificate of Designation of the Series A Non-Voting Convertible Preferred Stock of the Company (4)
    4.01    Specimen Stock Certificate (1)
    4.02    Registration Rights Agreement between Strategic Fund and the Company
            (1)
    4.03    Stock Option Plan (1)
   10.01 Distribution Agreement dated as of November 25, 1992 between Joseph Victori Wines, Inc. and Maryland Beverage, L.P., as amended.(*)(1)
   10.02 Letter dated March 21, 1994 from the Company to Ginger Group, Ltd. (filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.) (1)
   10.03 Distribution Agreement dated April 12, 1991 between Ginger Group, Ltd. and Castle Food Products Corporation, as amended.(*)(1)
   10.04 Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M. Taslitz, Douglas L. Becker and R. Christopher Hoehn-Saric (1)
   10.05 Employment Agreement dated September 24, 1993 between the Company and William E. O'Leary (1)
   10.06 Employment Agreement dated September 24, 1993 between the Company and John F. Izzo (1)
   10.07 Warehouse Lease dated August 5, 1988 between Hill Management Services, Inc. and Maryland Beverage Company, Inc., as amended (1)
   10.08 Consulting Agreement dated September 24, 1993 among the Company, Eric D. Becker and Sterling Group, Inc. (1)
   10.08B Consulting Agreement dated March 15, 1996 by and between the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc.
            (5)
   10.09 Assignment of Consulting Agreement dated December 31, 1993 among the Company, Sterling Group, Inc. and Sterling Advisors, L.P. (6)
   10.10    Form of Tax Indemnification Agreement (1)
   10.11 Amendment to Employment Agreement dated September 24, 1993 between the Company and William E. O'Leary (1)

Exhibit
Number                                              Description
-------                                             -----------
   10.12 Asset Purchase Agreement, dated April 7, 1994, among the Company, Flying Fruit Fantasy, U.S.A., Inc., Groth Industries, Inc. and Robert E. Groth and Georgia B. Groth (7)
   10.13 Agreement for License, dated as of April 27, 1994, between Groth Industries, Inc. as the Beverage Company (7)
   10.14 Consulting Agreement, dated April 27, 1994, between the Company and Robert E. Groth (7)
   10.15 Stock Purchase Agreement dated as of January 23, 1996, between and among the Company, ABEV Acquisition Corp., Franklin Roth and Allen Pauly (2)
   10.16 Employment Agreement dated March 15, 1996 between ABEV Acquisition Corp. and Franklin Roth (2)
   10.17 Agreement and Plan of Merger dated as of January 25, 1996, among the Company, Carlton Foods Corp., and Carlton Foods, Inc. (2)
   10.18 $1.4 million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauly (2)
   10.19 Loan and Security Agreement dated as of March 15, 1996, among Atlantic Beverage Company, Inc., Carlton Foods Corp. and ABEV Acquisition Corp., as Borrowers, and LaSalle National Bank, as the Lender (2)
   10.20 Stock Purchase Agreement dated as of March 15, 1996 among the Company and Purchasers under the $2.8 million Private Placement (2)
   10.21    Employment Agreement between the Company and Alan Sussna (8)
   23.01    Consent of Independent Public Accountants (1)
   27.01    Financial Data Schedule
   99.01    Limited Partnership Agreement of Maryland Beverage L.P. (1)

* Confidential treatment was afforded for certain portions of these agreements.

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

(2) Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.

(7) Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 11, 1994 and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(9) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Unless otherwise noted, all other Exhibits have either been previously filed or incorporated by reference as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-68522).

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.