Form 10-Q
period 1997-03-31
ATLANTIC BEVERAGE CO INC
filed 1997-05-15
CIK 912609

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-Q

                  |X| Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934
                          For the quarter ended March 31, 1997

                                       OR
                  |_| Transition Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934
                          For the transition period from _______ to _______

                        Commission File Number: 0-22614

                        Atlantic Beverage Company, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                   36-3761400
      -----------------------------------             -------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                   Identification No.)

          650 Dundee Road, Suite 370
             Northbrook, Illinios                                 60062
   ----------------------------------------              ---------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 1997, there were outstanding 6,396,610 shares of Common Stock, par value $.01 per share, of the Registrant.

                        ATLANTIC BEVERAGE COMPANY, INC.

                                     INDEX

                                   FORM 10-Q

                                                                                               Page
PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                      Consolidated Balance Sheets at
                      December 31, 1996 and March 31, 1997---------------------------------------3

                      Consolidated  Statements of Operations for the three months ended March 31, 1997 and 1996----------------------------------------------4

                      Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996----------------------------------------------5

                      Notes to Consolidated Financial Statements
                      (March 31, 1997 and 1996)--------------------------------------------------6

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

SIGNATURES---------------------------------------------------------------------------------------14

INDEX TO EXHIBITS--------------------------------------------------------------------------------15

                        ATLANTIC BEVERAGE COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,       March 31,
                                                                                        1996             1997
                                                                                    ------------      -----------
                                                                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
    Cash                                                                          $    1,248,963    $    1,306,178
    Accounts receivable, net of allowance for doubtful accounts
       of $118,000 and $144,000, respectively                                         10,160,891         7,418,578
    Inventory                                                                          3,629,647         4,552,056
    Prepaid expenses and other                                                           404,438           899,514
    Deferred tax asset                                                                   390,500           390,500
                                                                                  --------------    --------------

          Total current assets                                                        15,834,439        14,566,826

PROPERTY, PLANT AND EQUIPMENT, net                                                     4,820,900         4,748,743

GOODWILL, net                                                                         13,175,918        13,087,341

OTHER ASSETS, net                                                                        821,834           772,128
                                                                                  --------------    --------------

          Total Assets                                                            $   34,653,091    $   33,175,038
                                                                                  ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank overdraft                                                                $    2,672,630    $    2,035,928
    Line of credit                                                                     7,255,984         5,958,805
    Current portion of long-term debt                                                  2,324,267         2,263,944
    Accounts payable                                                                   6,120,435         7,546,940
    Accrued expenses                                                                   1,083,884           436,126
    Net current liabilities of discontinued operations                                   562,283           444,014
                                                                                  --------------    --------------

          Total current liabilities                                                   20,019,483        18,685,757

LONG-TERM DEBT, net of current portion                                                 7,778,934         7,425,565

DEFERRED TAX LIABILITY                                                                   250,900           250,900
                                                                                  --------------    --------------

          Total liabilities                                                           28,049,317        26,362,222
                                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued                                                                            -                 -
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,801,142  shares issued in 1996 and 1997                                          68,045            68,045
    Additional paid-in capital                                                        10,146,148        10,186,148
    Accumulated deficit                                                               (3,183,349)       (3,014,307)
    Less: Treasury stock, at cost, 404,532 shares                                       (427,070)         (427,070)
                                                                                  --------------    --------------

          Total Stockholders' Equity                                                   6,603,774         6,812,816
                                                                                  --------------    --------------

          Total Liabilities and Stockholders' Equity                              $   34,653,091    $   33,175,038
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

                        ATLANTIC BEVERAGE COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                --------------------------------

                                                                                     1996              1997
                                                                                --------------    --------------
NET SALES                                                                       $   34,215,448    $   41,401,370

COST OF GOODS SOLD, exclusive of depreciation shown below                           30,208,117        36,571,827
                                                                                --------------    --------------
          Gross Profit                                                               4,007,331         4,829,543
                                                                                --------------    --------------

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:
       Salaries and benefits                                                         1,791,905         2,052,958
       Other operating expenses                                                      1,869,787         1,975,361
       Depreciation and amortization                                                   233,207           310,601
                                                                                --------------    --------------
          Total selling, general and                                                 3,894,899         4,338,920
                                                                                --------------    --------------
administrative expenses

          Income from operations                                                       112,432           490,623

INTEREST EXPENSE                                                                      (277,464)         (371,321)

OTHER INCOME                                                                           388,387            49,740
                                                                                --------------    --------------
          Income before income tax provision                                           223,355           169,042

INCOME TAX PROVISION                                                                        -                 -
                                                                                --------------    --------------
          Net income                                                            $      223,355    $      169,042
                                                                                ==============    ==============

INCOME PER COMMON SHARE DATA:

          Net income                                                            $          .08    $          .03
                                                                                ==============    ==============

          Weighted average common shares outstanding                                 2,950,423         6,655,993
                                                                                ==============    ==============



        The accompanying notes are an integral part of these statements.

                         ATLANTIC BEVERAGE COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ---------------------------------
                                                                                     1996              1997
                                                                                --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $      223,355    $      169,042
    Adjustments to reconcile net income to cash flows provided by operating activities, net of non-cash items and
       acquisitions:
       Depreciation and amortization                                                   252,950           310,601
       (Increase) decrease in accounts receivable, net                                (357,310)        2,742,313
       Decrease (increase) in inventory                                                194,674          (922,409)
       (Increase) decrease in other assets                                             (41,745)           11,168
       Decrease (increase) in prepaid expenses and other                                54,719          (495,076)
       (Decrease) increase in accounts payable                                        (453,811)        1,426,505
       Increase (decrease) in accrued expenses                                         100,957          (647,758)
       Net cash flow (used in) provided by operating activities of-
          Continuing operations                                                        (26,211)        2,594,386
          Discontinued operations                                                     (457,527)          (78,269)
                                                                                --------------    --------------

              Net cash (used in) provided by operating activities                     (483,738)        2,516,117
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment                                                            (1,049)         (111,329)
    Cash paid for acquisitions, including related costs                             (6,458,704)               -
                                                                                --------------    --------------

              Net cash used in investing activities                                 (6,459,753)         (111,329)
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in bank overdraft, net                                                   (633,040)         (636,702)
    Repayment of long-term debt                                                       (888,560)         (413,692)
    Cash paid for financing fees                                                      (394,853)               -
    Borrowings (payments) under line of credit                                       1,993,098        (1,297,179)
    Borrowings under term loan                                                       4,500,000                -
    Proceeds from private placement of common stock, net                             2,782,384                -
                                                                                --------------    --------------

              Net cash flows provided by (used in) financing
                  activities                                                         7,359,029        (2,347,573)
                                                                                --------------    --------------

NET INCREASE IN CASH                                                                   415,538            57,215

CASH, beginning of period                                                                   -          1,248,963
                                                                                --------------    --------------

CASH, end of period                                                             $      415,538    $    1,306,178
                                                                                ==============    ==============


        The accompanying notes are an integral part of these statements.

                        ATLANTIC BEVERAGE COMPANY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1997 AND 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying consolidated financial statements present the accounts of Atlantic Beverage Company, Inc. (the "Company") and its wholly-owned subsidiaries. The Company, together with its subsidiaries, is engaged in the distribution of specialty beverages in the Baltimore and Washington, D.C. metropolitan areas and, effective January 1, 1996, engaged in the manufacturing, marketing and distribution of meat products in Texas, Louisiana, Kentucky and surrounding states.

     The consolidated financial statements included herein for Atlantic Beverage Company, Inc. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months ending March 31, 1997, are not necessarily indicative of the operating results expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1996, consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated March 31, 1997.

Revenue Recognition

     The Company records sales when product is delivered to the customers. Discounts provided, principally volume, are accrued at the time of the sale.

Cash

     Cash consists of cash held in various deposit accounts with financial institutions. As of March 31, 1997, $175,000 was restricted to meet minimum balance funding requirements.

Inventory

     Inventory is stated at the lower of cost or market. It is comprised of raw materials, finished goods and inventory supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:

                                             December 31,       March 31,
                                                 1996             1997
                                           --------------    --------------
      Raw materials                        $      100,619    $      325,022
      Finished goods                            3,077,431         3,728,877
      Packaging supplies                          451,597           498,157
                                           --------------    --------------

             Total inventory               $    3,629,647    $    4,552,056
                                           ==============    ==============

Property, Plant and Equipment

     Property, plant and equipment are stated at cost, net of applicable depreciation. Depreciation is provided using the straight-line method over following useful lives.

                   Buildings and building improvements            5-30 years
                   Machinery and equipment                        5-10 years
                   Furniture and fixtures                            5 years
                   Leasehold improvements                          2-5 years
                   Vehicles                                       5-10 years

Other Assets

     Other assets consist of costs associated with the acquisitions described and includes distribution and license agreements and deferred financing costs. Distribution and license agreements are being amortized over 2-3 years using the straight-line method, while the deferred financing costs are being amortized over 5 years using the effective interest method.

Goodwill

     Goodwill was recorded with the acquisitions of the Predecessor, Prefco, Inc., Carlton Foods, Inc., Grogan Farm, Inc., Grogan's Sausage, Inc., Partin's Country Sausage, Inc. and Richard's Cajun Country Food Processors and is being amortized using the straight-line method over 5 to 40 years.

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

Accounting Pronouncements

     In February 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings Per Share," which established new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement requires presentation of basic earnings per share and diluted earnings per share. The Company's earnings per share for the three months ended March 31, 1996 and 1997, according to SFAS 128 would be as follows:

                                                      1996                                      1997
                                    ---------------------------------------    --------------------------------------
                                                                 Per-Share                                 Per-Share
                                       Income        Shares        Amount        Income        Shares        Amount
                                     ----------    ---------    -----------    ----------    ----------    ----------
Basic EPS:
    Income available to
    common stockholders             $   223,355    2,921,423    $       .08   $   169,042    6,396,610    $       .03
                                                                ===========                               ===========

Effect of Dilutive Securities:
    Options                         $        -        29,000                  $        -       259,383
                                    -----------   ----------                  -----------   ----------

Diluted EPS:
    Income available to




    common stockholders,
    plus assumed
    conversions                     $   223,355   2,950,423     $       .08   $   169,042   6,655,993     $       .03
                                    ===========   =========     ===========   ===========   =========     ===========

     Options to purchase 25,000 shares of common stock at $4 per share were outstanding during the first quarter of 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the quarter.

2.   DISCONTINUATION OF THE FLYING FRUIT FANTASY DIVISION:

     In December 1995, the Company adopted a plan to dispose of its Flying Fruit Fantasy division. As a result, the Company recognized a one-time charge in the fourth quarter of 1995. The net liabilities of the Flying Fruit Fantasy division have been presented separately in the accompanying consolidated balance sheets.

3.   TERMINATION SETTLEMENT:

     During the first quarter of 1996, Atlantic Beverage and one of its former suppliers agreed to terminate their distribution agreement. As part of the settlement, the former supplier agreed to pay Atlantic Beverage $250,000 in consideration. The consideration received is included in other income on the consolidated statements of operations. During 1996, approximately 4% of the total cases sold represented cases supplied by this former supplier.

4.   CONTINGENCIES:

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

5.   DISTRIBUTION AGREEMENTS:

     During the first quarter of 1997, the Company signed two exclusive distribution agreements with suppliers to the specialty beverage distribution division. Management estimates the new suppliers will supply approximately 5% of its specialty beverage distribution business.

                        ATLANTIC BEVERAGE COMPANY, INC.

                       COMPUTATION OF EARNINGS PER SHARE


                                                                             For the
                                                                          Three Months
                                                                              Ended
                                                                            March 31,
                                                                              1997
                                                                        ----------------
NET INCOME                                                              $        169,042
                                                                        ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                     6,655,993
                                                                        ================
NET INCOME PER COMMON SHARE                                             $            .03
                                                                        ================
COMPUTATION OF WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING:

       Shares outstanding as of December 31, 1996:                             6,801,142

       Less:  Treasury stock                                                    (404,532)

       Impact of dilutive stock options as of March 31, 1997                     259,383
                                                                        ----------------
                                                                               6,655,993
                                                                        ================

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     In 1996 the Company implemented a new corporate strategy that resulted in the acquisition of five food businesses. Each of these businesses represents a dominant local or regional branded processed meat company. Collectively they added approximately $138 million in net sales for 1996 while increasing the Company's assets from $3 million to $35 million. In addition to increasing the size of the Company, the newly acquired businesses have created a broader platform for future growth.

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

     In August of 1996, a newly formed, wholly-owned subsidiary of the Company acquired certain of the assets of Richard's Cajun Country Food Processors ("Richard's"). Richard's, based in Church Point, Louisiana, is engaged in the manufacturing, marketing and distribution of Cajun-style processed meat and specialty food products. The consideration for these assets was $2.5 million cash and a subordinated promissory note in the amount of $0.875 million (the
"Richard's Note.) The Richard's Note is subject to quarterly payments of interest only at the annual rate of 6.35%, with a single principal payment due on July 31, 2001. In funding the cash portion of the Richard's transaction, the Company used approximately $0.8 million of existing cash balances and approximately $0.3 million of additional line of credit borrowings under the LaSalle Facility (the line of credit portion of which was increased by $0.5 million) and obtained additional term debt from LaSalle National Bank in the amount of $1.4 million, which bears interest at a variable rate of Prime + 1.5% and is subject to monthly payments of interest and quarterly payments of principal with a final payment of interest and principal due March 15, 2001. In connection with these transactions and the financing thereof, the Company incurred transaction costs of approximately $0.3 million, which were recorded as additional goodwill on the Company's balance sheet.

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

     During the quarters ended March 31, 1996 and March 31, 1997, the Company's Carlton subsidiary and the Company's Grogan's subsidiary both sold product to the Company's Prefco subsidiary. The Company's financial statements do not reflect this activity in net sales, as it is eliminated on a consolidated basis.

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

     Net Sales. Net sales increased by approximately $7.2 million or 21% from approximately $34.2 million for the quarter ended March 31, 1996 to approximately $41.4 million for the quarter ended March 31, 1997. Both the Company's Food Division and the Company's Beverage Division increased their respective net sales by approximately 21%. The increase in food sales was attributable to increases in the sales of both Carlton and Prefco as well as the acquisition of Richards, Grogan's and Partin's, none of which the Company owned during the first quarter of 1996. The increase in beverage sales reflected favorable weather and the addition of several new brands.

     Gross Profit. Gross profit increased by approximately $0.8 million or 20.5% from approximately $4.0 million for the quarter ended March 31, 1996 to approximately $4.8 million for the quarter ended March 31, 1997. This increase reflects the factors discussed above in Net Sales. Gross profit as a percentage of net sales was approximately 11.7% for both periods.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $0.4 million or 11.4% from approximately $3.9 million for the quarter ended March 31, 1996 to approximately $4.3 million for the quarter ended March 31, 1997. This increase is attributable to the increase in volume at existing businesses as well as the acquisition of Richards, Grogan's and Partin's, none of which the Company owned during the first quarter of 1996.

     As a percentage of sales, selling, general and administrative expenses declined from 11.4% to 10.5%. This decrease was primarily attributable to the fact that the Company is realizing economies through spreading certain fixed costs over larger net sales and gross profit amounts.

     Income from Operations. Income from operations increased approximately $0.4 million from approximately $0.1 million for the quarter ended March 31, 1996 to approximately $0.5 million for the quarter ended March 31, 1997. This increase is attributable to factors discussed above in Net Sales and Selling, General and Administrative Expenses

     Interest Expense. Interest expense increased approximately $0.1 million or 33.8% from approximately $0.3 million for the quarter ended March 31, 1996 to approximately $0.4 million for the quarter ended March 31, 1997. This increase was primarily attributable to debt that the Company incurred (and the related amortization of deferred financing costs and note discounts) in connection with the acquisitions of Richard's, Grogan's and Partin's, including bank term debt, borrowings under the Company's line of credit, and amounts owed to former owners of the acquired businesses.

     Other Income. Other income decreased approximately $0.3 million from $0.4 million for the quarter ended March 31, 1996 to approximately $0.05 million for the quarter ended March 31, 1997. This decrease was primarily the result of a one-time settlement payment of approximately $0.3 million that the Company received during the 1996 period from a former beverage supplier . Other amounts include income generated, during both the 1996 and 1997 periods, by the Prefco subsidiary from product sold at special events.

     Net  Income.  Net  income  decreased   approximately   $0.05  million  from
approximately $0.22 million for the quarter ended March 31, 1996 to approximately $0.17 million for the quarter ended March 31, 1997. This decrease is attributable to the decrease in Other Income discussed above.

Liquidity and Capital Resources

     Cash provided by operating activities for the quarter ended March 31, 1997 was approximately $2.5 million. This amount was principally affected by net income, the add-back of depreciation, amortization and non-cash interest, decreases in accounts receivable, bank overdrafts and accrued expenses and increases in inventory, prepaid expenses and accounts payable. Cash used in investing activities for the quarter ended March 31, 1997 was approximately $0.1 million and reflected the

                                      -5-
acquisition of equipment. Cash used in financing activities was approximately $2.3 million and was principally affected by a reduction in the line of credit balance, repayment of term debt and new equipment leases. Net cash increase during the period was approximately $0.1 million.

     As of March 31, 1997, the Company had outstanding under the LaSalle Facility approximately $6.0 million in line-of-credit borrowings and approximately $6.3 million in term debt. These amounts are subject to monthly payments of interest and quarterly payments of term debt principal with a final payment of interest and principal due March 15, 2001. Interest rates under the LaSalle Facility are variable, and for the most recent quarter averaged approximately 8.8% on the line of credit and 9.3% on the term debt.

     In the fourth quarter of 1996, the Company obtained an additional $450,000 short-term loan (the "Bridge Debt") from LaSalle National Bank. The Bridge Debt is subject to monthly interest payments at the annual rate of Prime + 1.5% and is due in the second quarter of 1997.

     As of March 31, 1997 the Company had outstanding approximately $3.0 million of subordinated debt owed to former owners of Prefco, Carlton, Richard's, Grogan's and Partin's. Principal of $0.3 million is due during 1997 with the remaining approximately $2.7 million of principal due in 2001. Interest rates currently average approximately 7.7%.

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

     The Company's balance sheet as of March 31, 1997 reflected a net deferred tax asset of approximately $0.1 million. A valuation allowance exists because, based on the weight of all available evidence, management believes it is more likely than not that the remaining deferred tax asset will not be fully realized.

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

                  None

Item 5.           Other Information.

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:  The following are annexed as Exhibits:

                             Exhibit
                             Number       Description
                             -------      -----------
                              11.2        Statement Regarding Computation of
                                          Per Share Earnings for the three
                                          months ended March 31, 1997

                              27.2        Financial Data Schedule




                  (b)      Reports on Form 8-K:

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ATLANTIC BEVERAGE COMPANY, INC.



Date:    May __, 1997          By:      /s/ Merrick M. Elfman
                                    ---------------------------------------
                                    Merrick M. Elfman,
                                    Chairman of the Board (On behalf of
                                    Registrant and as Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit Number                Description                                 Page

     11.2      Statement Regarding Computation of Per Share Earnings       13
               for the three months ended March 31, 1997

     27.2      Financial Data Schedule                                     15