Form 10-Q
period 1997-06-30
ATLANTIC BEVERAGE CO INC
filed 1997-08-14
CIK 912609

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X]          Quarterly Report Pursuant to Section 13 or 15(d)
                             of the Securities Exchange Act of 1934
                             For the quarter ended June 30, 1997

                                               OR

         [ ]          Transition Report Pursuant to Section 13 or 15(d)
                             of the Securities Exchange Act of 1934

             For the transition period from _________ to _________

                        Commission File Number: 0-22614

                         ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       36-3761400
----------------------------------------               -------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)

       650 Dundee Road, Suite 370
          Northbrook, Illinois                                   60062
----------------------------------------               -------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 1997, there were outstanding 6,801,142 shares of Common Stock, par value $.01 per share, of the Registrant.

================================================================================

                          ATLANTIC PREMIUM BRANDS, LTD.

                                      INDEX

                                    FORM 10-Q

                                                                            Page

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets at
              December 31, 1996 and June 30, 1997-----------------------------3

              Consolidated Statements of Operations for the six months ended June 30, 1997 and 1996 and the three months ended
              June 30, 1997 and 1996------------------------------------------4

              Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996------------------------------------5

              Notes to Consolidated Financial Statements
              (June 30, 1997 and 1996)----------------------------------------6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations-----------------------------12

PART II - OTHER INFORMATION

     Item 1-6.  --------------------------------------------------------------17

SIGNATURES--------------------------------------------------------------------18

INDEX TO EXHIBITS-------------------------------------------------------------19

                          ATLANTIC PREMIUM BRANDS, LTD.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,       June 30,
                                                                                        1996              1997
                                                                                    ------------      -----------
                                                                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash                                                                          $    1,248,963    $    2,679,310
    Accounts receivable, net of allowance for doubtful accounts
       of $118,000 and $132,000, respectively                                         10,160,891         8,120,374
    Inventory                                                                          3,629,647         5,631,304
    Prepaid expenses and other                                                           404,438           732,061
    Deferred tax asset                                                                   390,500           390,500
                                                                                  --------------    --------------

          Total current assets                                                        15,834,439        17,553,549

PROPERTY, PLANT AND EQUIPMENT, net                                                     4,820,900         4,931,043

GOODWILL, net                                                                         13,175,918        13,268,035

OTHER ASSETS, net                                                                        821,834           794,724
                                                                                  --------------    --------------
          Total Assets                                                            $   34,653,091    $   36,547,351
                                                                                  ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Bank overdraft                                                                $    2,672,630    $    2,342,699
    Line of credit                                                                     7,255,984         7,602,107
    Current portion of long-term debt                                                  2,324,267         2,269,832
    Accounts payable                                                                   6,120,435         8,698,621
    Accrued expenses                                                                   1,083,884           835,623
    Net current liabilities of discontinued operations                                   562,283           392,323
                                                                                  --------------    --------------

          Total current liabilities                                                   20,019,483        22,141,205

LONG-TERM DEBT, net of current portion                                                 7,778,934         7,042,167

DEFERRED TAX LIABILITY                                                                   250,900           250,900
                                                                                  --------------    --------------

          Total liabilities                                                           28,049,317        29,434,272
                                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued                                                                            -                 -
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,801,142  shares issued in 1996 and 1997                                          68,045            68,045
    Additional paid-in capital                                                        10,146,148        10,186,148
    Accumulated deficit                                                               (3,183,349)       (2,714,044)
    Less: Treasury stock, at cost, 404,532 shares                                       (427,070)         (427,070)
                                                                                  --------------    --------------

          Total Stockholders' Equity                                                   6,603,774         7,113,079
                                                                                  --------------    --------------

          Total Liabilities and Stockholders' Equity                              $   34,653,091    $   36,547,351
                                                                                  ==============    ==============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Six Months Ended                  Three Months Ended
                                                                 June 30,                           June 30,
                                                      --------------------------------   --------------------------------
                                                           1997             1996              1997              1996
                                                      --------------   --------------    --------------    --------------
NET SALES                                             $   84,055,733   $   71,226,302    $   42,654,363    $   37,010,854

COST OF GOODS SOLD, exclusive of
    depreciation shown below                              74,153,311       62,604,957        37,581,484        32,396,840
                                                      --------------   --------------    --------------    --------------

          Gross Profit                                     9,902,422        8,621,345         5,072,879         4,614,014
                                                      --------------   --------------    --------------    --------------
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:
       Salaries and benefits                               4,154,423        3,769,552         2,101,465         1,977,647
       Other operating expenses                            3,971,961        3,924,414         1,996,600         2,054,627
       Depreciation and amortization                         590,808          489,463           305,207           256,256
                                                      --------------   --------------    --------------    --------------

          Total selling, general and
                  administrative expenses                  8,717,192        8,183,429         4,403,272         4,288,530
                                                      --------------   --------------    --------------    --------------

          Income from operations                           1,185,230          437,916           669,607           325,484

INTEREST EXPENSE                                             843,875          496,727           447,554           219,262

OTHER INCOME                                                 127,950          433,665            78,210            45,277
                                                      --------------   --------------    --------------    --------------

          Income before income tax
              provision                                      469,305          374,854           300,263           151,499

INCOME TAX PROVISION                                              -                -                 -                 -
                                                      --------------   --------------    --------------    -------------

          Net income                                  $      469,305   $      374,854    $      300,263    $      151,499
                                                      ==============   ==============    ==============    ==============
INCOME PER COMMON SHARE DATA:
          Net income                                  $          .07   $         .09     $          .05    $         .03
                                                      ==============   =============     ==============    =============
          Weighted average common shares
              outstanding                                  6,664,031        4,361,737         6,670,803         5,787,800
                                                      ==============   ==============    ==============    ==============

        The accompanying notes are an integral part of these statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                --------------------------------
                                                                                            June 30,
                                                                                --------------------------------
                                                                                     1997              1996
                                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $      469,305    $      374,854
    Adjustments to reconcile net income to cash flows provided by operating activities, net of non-cash items:
       Depreciation and amortization                                                   590,808           489,463
       Amortization of debt discount and deferred financing costs                      101,689            19,743
       Decrease (increase) in accounts receivable, net                               2,040,517          (837,529)
       Increase in inventory                                                        (2,001,657)         (183,378)
       Increase in prepaid expenses and other                                         (327,623)         (141,131)
       (Increase) decrease in other assets                                             (62,526)            7,841
       Increase in accounts payable                                                  2,578,186           430,675
       (Decrease) increase in accrued expenses                                        (248,261)           76,771
                                                                                --------------    --------------
       Net cash flows from-
          Continuing operations                                                      3,140,438           237,309
          Discontinued operations                                                     (129,960)         (494,184)
                                                                                --------------    --------------

              Net cash flows from operating activities                               3,010,478          (256,875)
                                                                                --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of equipment                                                       (515,184)         (183,385)
       Increase in short-term investments                                                   -           (809,357)
       Purchase of distribution rights                                                (267,885)               -
       Cash paid for acquisition of Prefco and Carlton, including
          acquisition fees, net of cash acquired                                            -         (3,902,691)
                                                                                --------------    --------------
              Net cash flows from investing activities                                (783,069)       (4,895,433)
                                                                                --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term liabilities                                                (813,254)       (2,456,875)
    Cash paid for financing fees                                                            -           (394,853)
    Borrowings under line of credit                                                    346,123         3,314,309
    Borrowings under term loan                                                              -          4,500,000
    Decrease in bank overdraft, net                                                   (329,931)       (1,618,873)
    Proceeds from private placement of common stock, net                                    -          2,782,384
                                                                                --------------    --------------
              Net cash flows from financing activities                                (797,062)        6,126,092
                                                                                --------------    --------------
NET INCREASE IN CASH                                                                 1,430,347           973,784

CASH, beginning of period                                                            1,248,963                -
                                                                                --------------    -------------
CASH, end of period                                                             $    2,679,310    $      973,784
                                                                                ==============    ==============

        The accompanying notes are an integral part of these statements.

                         ATLANTIC PREMIUM BRANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements present the accounts of Atlantic Premium Brands, Ltd. (the "Company") and its wholly-owned subsidiaries. The Company, together with its subsidiaries, is engaged in the distribution of specialty beverages in the Baltimore and Washington, D.C. metropolitan areas and, effective January 1, 1996, engaged in the manufacturing, marketing and distribution of meat products in Texas, Louisiana, Kentucky and surrounding states.

The consolidated financial statements included herein for Atlantic Premium Brands, Ltd. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months and six months ending June 30, 1997, are not necessarily indicative of the operating results expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1996, consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated March 31, 1997.

Revenue Recognition

The Company records sales when product is delivered to the customers. Discounts provided, principally volume, are accrued at the time of the sale.

Cash

Cash consists of cash held in various deposit accounts with financial institutions. As of June 30, 1997, $175,000 was restricted to meet minimum balance funding requirements.

Inventory

Inventory is stated at the lower of cost or market. It is comprised of raw materials, finished goods and inventory supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:

                                              December 31,        June 30,
                                                  1996              1997
                                            --------------    --------------
      Raw materials                         $      100,619    $      279,893
      Finished goods                             3,077,431         4,786,337
      Packaging supplies                           451,597           565,074
                                            --------------    --------------

             Total inventory                $    3,629,647    $    5,631,304
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

Accounting Pronouncements

In February 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement requires presentation of basic earnings per share and diluted earnings per share. The Company's earnings per share for the three months ended June 30, 1996 and 1997, according to SFAS 128 would be as follows:

                                                      1996                                      1997
                                   ----------------------------------------   ---------------------------------------
                                                                 Per-Share                                 Per-Share
                                       Income        Shares        Amount        Income        Shares        Amount
                                   ------------    ---------    -----------   -----------    ---------    -----------
Basic EPS:
    Income available to
    common stockholders             $   151,499    5,740,984    $      0.03   $   300,263    6,396,610    $      0.05
                                                                ===========                               ===========

Effect of Dilutive Securities:
    Options                         $        -        46,816                  $        -       274,193
                                    -----------   ----------                  -----------   ----------

Diluted EPS:
    Income available to
    common stockholders,
    plus assumed
    conversions                     $   151,499   5,787,800     $      0.03   $   300,263   6,670,803     $      0.05
                                    ===========   =========     ===========   ===========   =========     ===========

Options to purchase 25,000 shares of common stock at $4 per share were outstanding during the second quarter of 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the quarter.

The Company's earnings per share for the six months ended June 30, 1996 and 1997, according to SFAS 128 would be as follows:

                                                      1996                                      1997
                                   ----------------------------------------   ---------------------------------------
                                                                 Per-Share                                 Per-Share
                                       Income        Shares        Amount        Income        Shares        Amount
                                   ------------    ---------    -----------   -----------    ---------    -----------
Basic EPS:
    Income available to
    common stockholders             $   374,854    4,331,204    $      0.09   $   469,305    6,396,610    $      0.07
                                                                ===========                               ===========

Effect of Dilutive Securities:
    Options                         $        -        30,533                  $        -       267,421
                                    -----------   ----------                  -----------   ----------

Diluted EPS:
    Income available to
    common stockholders,
    plus assumed
    conversions                     $   374,854   4,361,737     $      0.09   $   469,305   6,664,031     $      0.07
                                    ===========   =========     ===========   ===========   =========     ===========

Options to purchase 25,000 shares of common stock at $4 per share were outstanding during the six months ended June 30, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during those six months.

       RECLASSIFICATIONS

Certain reclassifications have been made to the prior year amounts in order to conform with the current year presentation.

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

During the second quarter of 1997, the Company acquired the rights to distribute an existing product line of the specialty beverage distribution division to two new territories within Maryland.

6.      SUBSEQUENT EVENT:

During July 1997, the Company raised approximately $2.5 million in cash through the private sale of approximately one million shares of its common stock. These shares are subject to certain restrictions regarding their resale.

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

         During the six months ended June 30, 1996 and June 30, 1997, the Company's Carlton subsidiary and the Company's Grogan's subsidiary both sold product to the Company's Prefco subsidiary. The Company's financial statements do not reflect this activity in net sales, as it is eliminated on a consolidated basis.

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

         Net Sales. Net sales increased by approximately $5.6 million or 15.2% from approximately $37.0 million for the quarter ended June 30, 1996 to approximately $42.6 million for the quarter ended June 30, 1997. Sales of the Company's Food Division increased by approximately 16.3%, while sales of the Company's Beverage Division increased by approximately 9.3%. The increase in food sales was attributable to increases in the sales of both Carlton and Prefco as well as the acquisition of Richards, Grogan's and Partin's, none of which the Company owned during the second quarter of 1996. The increase in beverage sales reflected the addition of several new brands.

         Gross Profit. Gross profit increased by approximately $0.5 million or 9.9% from approximately $4.6 million for the quarter ended June 30, 1996 to approximately $5.1 million for the quarter ended June 30, 1997. This increase reflects the factors discussed above in Net Sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $0.1 million or 2.7% from approximately $4.3 million for the quarter ended June 30, 1996 to approximately $4.4 million for the quarter ended June 30, 1997. This increase is attributable to the acquisition of Richards, Grogan's and Partin's, none of which the Company owned during the second quarter of 1996.

         As a percentage of sales, selling, general and administrative expenses declined from 11.6% to 10.3%. This decrease was primarily attributable to the fact that the Company is realizing economies through spreading certain fixed costs over larger net sales and gross profit amounts.

         Income from Operations. Income from operations increased approximately $0.4 million from approximately $0.3 million for the quarter ended June 30, 1996 to approximately $0.7 million for the quarter ended June 30, 1997. This increase is attributable to factors discussed above in Net Sales and Selling, General and Administrative Expenses.

         Interest Expense. Interest expense increased approximately $0.2 million or 104.1% from approximately $0.2 million for the quarter ended June 30, 1996 to approximately $0.4 million for the quarter ended June 30, 1997. This increase was primarily attributable to debt that the Company incurred (and the related amortization of deferred financing costs and note discounts) in connection with the acquisitions of Richard's, Grogan's and Partin's, including bank term debt, borrowings under the Company's line of credit, and amounts owed to former owners of the acquired businesses.

         Net Income. Net income increased approximately $0.1 million from approximately $0.2 million for the quarter ended June 30, 1996 to approximately $0.3 million for the quarter ended June 30, 1997. This increase is attributable to the factors discussed in Net Sales and Selling, General and Administrative Expenses above.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Net Sales. Net sales increased by approximately $12.8 million or 18.0% from approximately $71.2 million for the six months ended June 30, 1996 to approximately $84.0 million for the six months ended June 30, 1997. Sales of the Company's Food Division increased by approximately 18.6%, while sales of the Company's Beverage Division increased by approximately 14.2%. The increase in food sales was attributable to increases in the sales of both Carlton and Prefco as well as the acquisition of Richards, Grogan's and Partin's, none of which the Company owned during the first six months of 1996. The increase in beverage sales reflected the addition of several new brands.

         Gross Profit. Gross profit increased by approximately $1.3 million or 14.9% from approximately $8.6 million for the six months ended June 30, 1996 to approximately $9.9 million for the six months ended June 30, 1997. This increase reflects the factors discussed above in Net Sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $0.5 million or 6.8% from approximately $8.2 million for the six months ended June 30, 1996 to approximately $8.7 million for the six months ended June 30, 1997. This increase is attributable to the increase in volume at existing businesses as well as the acquisition of Richards, Grogan's and Partin's, none of which the Company owned during the first six months of 1996.

         As a percentage of sales, selling, general and administrative expenses declined from 11.5% to 10.4%. This decrease was primarily attributable to the fact that the Company is realizing economies through spreading certain fixed costs over larger net sales and gross profit amounts.

         Income from Operations. Income from operations increased approximately $0.7 million from approximately $0.4 million for the six months ended June 30, 1996 to approximately $1.1 million for the six months ended June 30, 1997. This increase is attributable to factors discussed above in Net Sales and Selling, General and Administrative Expenses.

         Interest Expense. Interest expense increased approximately $0.3 million or 64.9% from approximately $0.5 million for the six months ended June 30, 1996 to approximately $0.8 million for the six months ended June 30, 1997. This increase was primarily attributable to debt that the Company incurred (and the related amortization of deferred financing costs and note discounts) in connection with the acquisitions of Richard's, Grogan's and Partin's, including bank term debt, borrowings under the Company's line of credit, and amounts owed to former owners of the acquired businesses.

         Other Income. Other income decreased approximately $0.3 million from $0.4 million for the six months ended June 30, 1996 to approximately $0.1 million for the six months ended June 30, 1997. This decrease was primarily the result of a one-time settlement payment of approximately $0.3 million that the Company received during the 1996 period from a former beverage supplier . Other amounts include income generated, during both the 1996 and 1997 periods, by the Prefco subsidiary from product sold at special events.

         Net Income. Net income increased approximately $0.1 million from approximately $0.4 million for the six months ended June 30, 1996 to approximately $0.5 million for the six months ended June 30, 1997. This increase is attributable to the factors discussed in Net Sales and Selling, General and Administrative Expenses above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the six months ended June 30, 1997 was approximately $3.0 million. This amount was principally affected by net income, the add-back of depreciation, amortization and non-cash interest, decreases in accounts receivable, and accrued expenses and increases in inventory, prepaid expenses and accounts payable. Cash used in investing activities for the six months ended June 30, 1997 was approximately $0.8 million and reflected the acquisition of equipment and beverage distribution rights. Cash used in financing activities was approximately $0.8 million and was principally affected by new equipment debt and an increase in the line of credit balance, offset by a decrease in bank overdrafts and by repayment of term debt. Net cash increase during the period was approximately $1.4 million.

         As of June 30, 1997, the Company had outstanding under the LaSalle Facility approximately $7.6 million in line-of-credit borrowings and approximately $5.8 million in term debt. These amounts are subject to monthly payments of interest and quarterly payments of term debt principal with a final payment of interest and principal due March 15, 2001. Interest rates under the LaSalle Facility are variable, and for the most recent quarter averaged approximately 8.8% on the line of credit and 9.3% on the term debt.

         In the fourth quarter of 1996, the Company obtained an additional $450,000 short-term loan (the "Bridge Debt") from LaSalle National Bank. The Bridge Debt was subject to monthly interest payments at the annual rate of Prime + 1.5% and was repaid on July 1, 1997.

         As of June 30, 1997 the Company had outstanding approximately $3.0 million of subordinated debt owed to former owners of Prefco, Carlton, Richard's, Grogan's and Partin's. Principal of $0.3 million is due during 1997 with the remaining approximately $2.7 million of principal due in 2001. Monthly interest payments, currently reflecting an average rate of approximately 7.7%, are being made on the subordinated debt.

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

         The Company's balance sheet as of June 30, 1997 reflected a net deferred tax asset of approximately $0.1 million. A valuation allowance exists because, based on the weight of all available evidence, management believes it is more likely than not that the remaining deferred tax asset will not be fully realized.

         During July 1997, the Company raised approximately $2.5 million cash through the private sale of approximately one million shares of its common stock. These shares are subject to certain restrictions regarding their resale.

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

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matter to a Vote of Security Holders.

           At the Annual Meeting of Stockholders of Atlantic Premium Brands held on May 15, 1997, the following matters were submitted to a vote of the stockholders:

           1) Election of Directors. Eric D. Becker and G. Cook Jordan, Jr. were reelected as directors of the Company. The following directors' terms of office continued after the Annual Meeting of Stockholders: Merrick M. Elfman, Steven M. Taslitz, Alan F. Sussna, Rick Inatome, and John A. Miller.

           2) Approval of changing the Company's name from Atlantic Beverage Company, Inc. to Atlantic Premium Brands, Ltd.

--------------------------------------------------------------------------------
                              Tabulation of Votes
--------------------------------------------------------------------------------
           Matter                    For             Against        Withheld
----------------------------- ------------------ --------------- ---------------
Director Election:
----------------------------- ------------------ --------------- ---------------
     Eric D. Becker               5,597,668             0             2,332
----------------------------- ------------------ --------------- ---------------
      G. Cook Jordan, Jr.         5,597,660             0             2,322
----------------------------- ------------------ --------------- ---------------
Approval of Change of
Corporation's Name                5,595,615           4,375            10
----------------------------- ------------------ --------------- ---------------

Item 5.    Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:  The following are annexed as Exhibits:

                    Exhibit
                    Number    Description

                     11.2 Statement Regarding Computation of Per Share Earnings for the three months ended June 30, 1997

                     11.3 Statement Regarding Computation of Per Share Earnings for the six months ended June 30, 1997

                     27.2     Financial Data Schedule

           (b)   Reports on Form 8-K:

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ATLANTIC PREMIUM BRANDS, LTD.

Date: August 14, 1997           By:  /s/ Merrick M. Elfman
                                     -------------------------------------------
                                     Merrick M. Elfman,
                                     Chairman of the Board (On behalf of
                                     Registrant and as Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit Number             Description                                      Page

     11.2   Statement Regarding Computation of Per Share Earnings
            for the three months ended June 30, 1997                          13

     11.3   Statement Regarding Computation of Per Share Earnings
            for the six months ended June 30, 1997                            14

     27.2   Financial Data Schedule                                           15