Form 10-Q
period 1997-09-30
ATLANTIC PREMIUM BRANDS LTD
filed 1997-11-14
CIK 912609

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 1997

   { } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the transition period from            to
                                          ------------  ------------

                        Commission File Number:  0-22614


                    ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------
       (Exact Name of registrant as specified in its charter)

              DELAWARE                                      36-3761400
----------------------------------------         -------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


     650 DUNDEE ROAD, SUITE 370
        NORTHBROOK, ILLINOIS                                   60062
----------------------------------------         -------------------------------
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (847) 480-4000

          Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.01 PAR VALUE
                        ----------------------------
                               Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

As of September 30, 1997, there were outstanding 7,373,574 shares of Common Stock, par value $.01 per share, of the Registrant.

                       PART I - FINANCIAL INFORMATION

                        ATLANTIC PREMIUM BRANDS, LTD.
                         CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          1997           1996
                                                     -------------  ------------
                      ASSETS                          (Unaudited)
CURRENT ASSETS:
 Cash                                                  $ 2,065,314   $ 1,248,963
 Accounts receivable, net of allowance for
 doubtful accounts of $78,600 and $118,000,
 respectively                                            8,434,313    10,160,891
 Inventory                                               5,073,887     3,629,647
 Prepaid expenses and other                              1,071,774       404,438
 Deferred tax asset                                        390,500       390,500
                                                     -------------  ------------
  Total current assets                                  17,035,788    15,834,439
PROPERTY, PLANT AND EQUIPMENT, net                       4,962,523     4,820,900
GOODWILL, net                                           13,175,918    13,175,918
OTHER ASSETS, net                                        1,088,531       821,834
                                                     -------------  ------------
  Total Assets                                         $36,262,760   $34,653,091
                                                     =============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Bank overdraft                                        $ 2,506,124     2,672,630
 Line of credit                                          8,500,000     7,255,984
 Current portion of long-term debt                       1,852,232     2,324,267
 Accounts payable                                        5,235,515     6,120,435
 Accrued expenses                                        1,202,624     1,083,884
 Net current liabilities of discontinued operations        350,757       562,283
                                                     -------------  ------------
  Total current liabilities                             19,647,252    20,019,483
LONG-TERM DEBT, net of current portion                   6,702,668     7,778,934
DEFERRED TAX LIABILITY                                     250,900       250,900
                                                     -------------  ------------
  Total liabilities                                     26,600,820    28,049,317
                                                     -------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 5,000,000 shares
 authorized; none issued                                        --            --
 Common stock, $.01 par value; 30,000,000 shares
 authorized; 7,778,106 and 6,801,142 shares issued
 in 1997 and 1996, respectively                             77,815        68,045
 Additional paid-in capital                             12,604,631    10,146,148
 Accumulated deficit                                    (2,593,436)   (3,183,349)
 Less: Treasury stock, at cost, 404,532 shares            (427,070)     (427,070)
                                                     -------------  ------------
  Total Stockholders' Equity                             9,661,940     6,603,774
                                                     -------------  ------------
  Total Liabilities and Stockholders' Equity           $36,262,760   $34,653,091
                                                     =============  ============

The accompanying notes are an integral part of these consolidated balance sheets.

                         ATLANTIC PREMIUM BRANDS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        NINE MONTHS ENDED          THREE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                    --------------------------  ------------------------
                                        1997          1996         1997         1996
                                    ------------  ------------  -----------  -----------
NET SALES                           $128,234,946  $110,929,668  $44,179,213  $39,703,366
COST OF GOODS SOLD, exclusive of
 depreciation shown below            113,121,840    98,805,071   38,968,529   35,218,190
                                    ------------  ------------  -----------  -----------
  Gross Profit                        15,113,106    12,124,597    5,210,684    4,485,176
                                    ------------  ------------  -----------  -----------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES:
 Salaries and benefits                 6,437,028     4,975,230    2,282,605    1,775,194
 Other operating expenses              6,087,906     5,472,137    2,115,945    1,960,131
 Depreciation and amortization           947,666       650,029      356,858      204,325
                                    ------------  ------------  -----------  -----------
  Total selling, general and
  administrative expenses             13,472,600    11,097,396    4,755,408    3,939,650
                                    ------------  ------------  -----------  -----------
  Income from operations               1,640,506     1,027,201      455,276      545,526

INTEREST EXPENSE                      (1,276,373)     (814,255)    (432,498)    (273,769)
OTHER INCOME                             240,780       458,926      112,830       25,261
                                    ------------  ------------  -----------  -----------
  Income before income tax provision     604,913       671,872      135,608      297,018
INCOME TAX PROVISIONS                    (15,000)           --      (15,000)          --
                                    ------------  ------------  -----------  -----------
  Net income                        $    589,913  $    671,872  $   120,608  $   297,018
                                    ============  ============  ===========  ===========
INCOME PER COMMON SHARE
 DATA:
  Net income                        $        .09  $        .14  $       .02  $       .05
                                    ============  ============  ===========  ===========

  Weighted average common shares
   outstanding                         6,922,107     4,948,083    7,430,170    5,969,110
                                    ============  ============  ===========  ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                         ATLANTIC PREMIUM BRANDS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER  30,
                                                            -------------------------
                                                                1997         1996
                                                            ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $  589,913   $  671,872
 Adjustments to reconcile net income to cash flows
  provided by operating activities, net of non-cash items:
  Depreciation and amortization                                  947,666      650,029
  Amortization of debt discount and deferred financing
   costs                                                         141,566       59,806
  Decrease in accounts receivable, net                         1,726,578      261,867
  Increase in inventory                                       (1,444,240)    (956,967)
  Increase in prepaid expense and other                         (667,336)    (367,881)
  Increase in other assets                                      (426,008)          --
  Decrease in accounts payable                                  (884,920)    (822,256)
  Increase in accrued expenses                                   118,740      385,399
                                                            ------------  -----------
  Net cash flows from-
   Continuing operations                                         101,959     (118,131)
   Discontinued operations                                      (171,526)    (518,681)
                                                            ------------  -----------
    Net cash flows from operating activities                     (69,567)    (636,812)
                                                            ------------  -----------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
 Acquisition of equipment                                       (772,030)    (363,932)
 Cash paid for acquisitions, including acquisition fees, net
  of cash acquired                                                    --   (6,740,705)
 Decrease in other assets                                             --      125,409
 Purchase of distribution rights                                (267,885)          --
                                                            ------------  -----------
  Net cash flows from investing activities                    (1,039,915)  (6,979,228)
                                                            ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term liabilities                           (1,579,930)  (2,788,979)
 Cash paid for financing fees                                         --     (420,343)
 Borrowings under line of credit                               1,244,016    4,631,691
 Borrowings under term loan                                           --    5,900,000
 Decrease in bank overdraft                                     (166,506)  (1,346,927)
 Proceeds from private placement of common stock, net          2,428,253    2,782,384
                                                            ------------  -----------
  Net cash flows from financing activities                     1,925,833    8,757,826
                                                            ------------  -----------
NET INCREASE IN CASH                                             816,351    1,141,786
CASH, beginning of period                                      1,248,963           --
                                                            ------------  -----------
CASH, end of period                                           $2,065,314   $1,141,786
                                                            ============  ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                         ATLANTIC PREMIUM BRANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1997 AND 1996

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

The consolidated financial statements included herein for the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the operating results expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1996 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Revenue Recognition

The Company records sales when product is delivered to its customers. Discounts provided, principally volume, are accrued at the time of the sale.

Cash

Cash consists of cash held in various deposit accounts with financial institutions. As of September 30, 1997, $175,000 was restricted to meet minimum balance funding requirements.

Inventory

Inventory is stated at the lower of cost or market. It is comprised of raw materials, finished goods and inventory supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:



                                                 September 30,  September 30,
                                                     1997           1996
                                                 -------------  -------------
Raw materials .................................     $  306,466     $  100,619
Finished goods.................................      4,214,878      3,077,431
Packaging supplies ............................        552,543        451,597
                                                 -------------  -------------
Total inventory ...............................     $5,073,887     $3,629,647
                                                 =============  =============

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

Goodwill

     Goodwill was recorded with the acquisitions of the beverage business, Prefco, Inc., Carlton Foods, Inc., Grogan Farm, Inc., Grogan's Sausage, Inc., Partin's Country Sausage, Inc. and Richard's Cajun Country Food Processors and is being amortized using the straight-line method over 5 to 40 years.

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

Accounting Pronouncements

     In February 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement requires presentation of basic earnings per share and diluted earnings per share. The Company's earnings per share for the three months ended September 30, 1996 and 1997, according to SFAS 128 would be as follows:



                                                  1996                                     1997
                                 ------------------------------------        ------------------------------------
                                            Weighted-                                   Weighted-
                                             Average       Per-Share                      Average       Per-Share
                                Income        Shares        Amount            Income      Shares         Amount
                                --------     ---------      --------         --------     ---------      --------
Basic EPS:

  Income available to common
    stockholders..............  $297,018     5,740,984      $    .05         $120,608     7,207,490      $    .02
                                                            ========                                     ========
Effect of Dilutive Securities:

  Options                       $     --       228,126                       $     --       222,680
                                --------     ---------                       --------     ---------
Diluted EPS:

  Income available to common
    stockholders, plus assumed
    conversions...............  $297,018     5,969,110      $    .05         $120,608     7,430,170      $    .02
                                ========     =========      ========         ========     =========      ========

Options to purchase 25,000 shares of common stock at $4 per share were outstanding during the third quarter of 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the quarter.

The Company's earnings per share for the nine months ended September 30, 1996 and 1997, according to SFAS 128 would be as follows:


                                             1996                             1997
                                -------------------------------  ------------------------------
                                           Weighted-                         Weighted-
                                           Average    Per-Share              Average   Per-Share
                                 Income     Shares     Amount     Income     Shares     Amount
                                --------  ----------  ---------  --------  ---------  ---------
Basic EPS:
  Income available to common
    stockholders..............  $671,872  $4,804,561     $  .14  $589,913  6,668,206     $  .09
                                                      =========                       =========
Effect of Dilutive Securities:

  Options.....................  $     --     143,522             $     --    253,901
                                --------  ----------            ---------  ---------
Diluted EPS:

  Income available to common
    stockholders, plus assumed
    conversions...............  $671,872   4,948,083     $  .14  $589,913  6,922,107     $  .09
                                ========  ==========  ========= =========  =========  =========

Options to purchase 25,000 shares of common stock at $4 per share were outstanding during the nine months ended September 30, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during those nine months.

During June 1997, the FASB issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the implementation of SFAS 130 will have any impact on the Company's financial reporting.

During July 1997, the FASB issued Statement No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," which establishes a new approach for determining segments within a company and reporting information on those segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the implementation of SFAS 131 will have any impact on the Company's current method of disclosing business segment information.

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

6. PRIVATE PLACEMENT:

During July 1997, the Company raised approximately $2.4 million in cash, net of expenses, through the private sale of approximately one million shares of its common stock. These shares are subject to certain restrictions regarding their resale.

7. ACQUISITIONS:

During August 1997, the Company signed a letter of intent to acquire J. C. Potter Sausage Company in Durant, Oklahoma.

8. SUBSEQUENT EVENTS:

During October 1997, the Company reached an agreement to settle the remaining outstanding legal proceedings associated with its discontinued Flying Fruit Fantasy division. Management believes the liability of discontinued operations recorded on the balance sheet as of September 30, 1997, will be adequate to cover the settlement amount and any related expenses.

During November 1997, the Company registered 250,000 shares of its common stock with the SEC on Form S-8. The shares will be made available for purchase by employees participating in the Atlantic Premium Brands, Ltd. Employee Stock Purchase Plan.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

GENERAL

     In 1996, the Company implemented a new corporate strategy that resulted in the acquisition of five food businesses. Each of these businesses represents a preeminent local or regional branded processed meat company. Collectively, they added approximately $138 million in net sales for 1996 while increasing the Company's assets from $3 million to $35 million. In addition to increasing the size of the Company, the newly acquired businesses have created a broader platform for future growth.

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

RESULTS OF OPERATIONS

     All of the acquisitions completed during 1996 were recorded utilizing the purchase method of accounting. Therefore, results of the acquired businesses prior to the effective date of such acquisitions are not included in the Company's Results of Operations.

     During the nine months ended September 30, 1996 and September 30, 1997, the Company's Carlton subsidiary and the Company's Grogan's subsidiary both sold product to the Company's Prefco subsidiary. The Company's financial statements do not reflect this activity in net sales, as it is eliminated on a consolidated basis.


Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

     Net Sales. Net sales increased by approximately $4.5 million or 11.3% from approximately $39.7 million for the quarter ended September 30, 1996 to approximately $44.2 million for the quarter ended September 30, 1997. Sales of the Company's Food Division increased by approximately 9.4%, while sales of the Company's Beverage Division increased by approximately 11.6%.

     The increase in food sales was attributable to increases in the sales of both the Company's Carlton and Prefco as well as the acquisition of Richards, which the Company owned for only two months during the third quarter of 1996, and the acquisition of Grogan's and Partin's, both of which occurred during the fourth quarter of 1996. The increase in beverage sales reflected the addition of several new brands, introduced in the first quarter of 1997. Nonetheless, management believes that beverage sales were negatively impacted by the transshipment of certain items into the Company's territory in violation of exclusive distribution rights, a problem that management believes has since been addressed.

     Gross Profit. Gross profit increased by approximately $0.7 million or 16.2% from approximately $4.5 million for the quarter ended September 30, 1996 to approximately $5.2 million for the quarter ended September 30, 1997. This increase reflects the increase in net sales. As a percentage of net sales, gross profit increased from 11.3% to 11.8%, reflecting a greater proportion of branded product sales in 1997. This result, however, was adversely impacted by unusually high raw material costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $0.8 million or 20.7% from approximately $3.9 million for the quarter ended September 30, 1996 to approximately $4.7 million for the quarter ended September 30, 1997. This increase is attributable primarily to the increase in net sales, as well as a greater proportion of branded products.

     As a percentage of net sales, selling, general and administrative expenses increased from 9.9% to 10.8%. This increase reflected a greater proportion of branded products, which generally involve higher selling, general and administrative costs per sales dollar. It also reflected significant sales and marketing expenses incurred in connection with new product development. These expenses primarily relate to new branded products that the Company is preparing to introduce in the fourth quarter of 1997 and the first quarter of 1998.

     Income from Operations. Income from operations decreased approximately $0.1 million from approximately $0.6 million for the quarter ended September 30, 1996 to approximately $0.5 million for the quarter ended September 30, 1997. This decrease is attributable to factors discussed above in Gross Profit and Selling, General and Administrative Expenses.

     Interest Expense. Interest expense increased approximately $0.1 million from approximately $0.3 million for the quarter ended September 30, 1996 to approximately $0.4 million for the quarter ended September 30, 1997. This increase was primarily attributable to debt that the Company incurred (and the related amortization of deferred financing costs and note discounts) in connection with the acquisitions of Richard's, Grogan's and Partin's, as well as the acquisition of the rights to distribute AriZona(TM) beverage products.

     Net Income. Net income decreased approximately $0.2 million from approximately $0.3 million for the quarter ended September 30, 1996 to approximately $0.1 million for the quarter ended September 30, 1997. This decrease is attributable primarily to factors discussed above in Gross Profit and Selling, General and Administrative Expenses.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net Sales. Net sales increased by approximately $17.3 million or 15.6% from approximately $110.9 million for the nine months ended September 30, 1996 to approximately $128.2 million for the nine months ended September 30, 1997. Sales of the Company's Food Division increased by approximately 16.1%, while sales of the Company's Beverage Division increased by approximately 12.3%. The increase in food sales was attributable to increases in the sales of both Carlton and Prefco as well as the acquisition of Richards, which the Company acquired in August 1996, and Grogan's and Partin's, which the Company acquired during the fourth quarter of 1996. The increase in beverage sales reflected the addition of several new brands.

     Gross Profit. Gross profit increased by approximately $3.0 million or 24.6% from approximately $12.1 million for the nine months ended September 30, 1996 to approximately $15.1 million for the nine months ended September 30, 1997. This increase reflects the increase in net sales. As a percentage of net sales, gross profit increased from 10.9 % to 11.8%, reflecting a greater proportion of branded product sales in 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.4 million or 21.4% from approximately $11.1 million for the nine months ended September 30, 1996 to approximately $13.5 million for the nine months ended September 30, 1997. This increase is attributable primarily to the increase in net sales.

     As a percentage of net sales, selling, general and administrative expenses increased from 10.0% to 10.5%. This increase is attributable primarily to an increasing proportion of branded product sales, which generally require higher selling, general and administrative expenses per sales dollar.

     Income from Operations. Income from operations increased approximately $0.6 million from approximately $1.0 million for the nine months ended September 30, 1996 to approximately $1.6 million for the nine months ended September 30, 1997. This increase is attributable to factors discussed above in Net Sales, Gross Profit and Selling, General and Administrative Expenses.

     Interest Expense. Interest expense increased approximately $0.5 million from approximately $0.8 million for the nine months ended September 30, 1996 to approximately $1.3 million for the nine months ended September 30, 1997. This increase was primarily attributable to debt that the Company incurred (and the related amortization of deferred financing costs and note discounts) in connection with the acquisitions of Richard's, Grogan's and Partin's, as well as the acquisition of the rights to distribute AriZona(TM) beverage products.

     Other Income. Other income decreased approximately $0.3 million from $0.5 million for the nine months ended September 30, 1996 to approximately $0.2 million for the nine months ended September 30, 1997. This decrease was primarily the result of a one-time settlement payment of approximately $0.3 million that the Company received during the 1996 period from a former beverage supplier. Other amounts included income generated by the Prefco subsidiary from product sold at special events during both the 1996 and 1997 periods.

     Net Income. Net income decreased approximately $0.1 million from approximately $0.7 million for the nine months ended September 30, 1996 to approximately $0.6 million for the nine months ended September 30, 1997. This decrease is attributable primarily to the decrease in other income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities for the nine months ended September 30, 1997 was approximately $0.1 million. This amount was principally affected by net income, the add-back of depreciation, amortization and non-cash interest, and increases in inventory, prepaid expenses and accrued expenses, and decreases in accounts receivable and accounts payable. Cash used in investing activities for the nine months ended September 30, 1997 was approximately $1.0 million and reflected the acquisition of equipment and the purchase of beverage distribution rights. Cash provided by financing activities was approximately $1.9 million and was principally affected by the net proceeds of a $2.4 million private equity placement and an increase in the line of credit balance, offset by repayment of term debt. Net cash increase during the period was approximately $0.8 million.

     As of September 30, 1997, the Company had outstanding under the LaSalle Facility approximately $13.0 million in term debt and line-of-credit borrowings. These amounts are subject to monthly payments of interest and quarterly payments of term debt principal with a final payment of interest and principal due March 15, 2001. Interest rates under the LaSalle Facility are variable, and for the most recent quarter averaged approximately 8.8% on the line of credit and 9.3% on the term debt.

     In October 1997, LaSalle National Bank agreed to amend its existing loan agreement to provide for lower interest rates on both the Company's term debt and its line of credit. LaSalle also agreed to increase the Company's line of credit from $8.5 million to $11.0 million.

     As of September 30, 1997 the Company had outstanding approximately $3.0 million of subordinated debt owed to former owners of Prefco, Carlton, Richard's, Grogan's and Partin's. Principal of $0.3 million is due during 1997 with the remaining approximately $2.7 million of principal due in

2001. The Company is making payments on the subordinated debt at an average rate currently of approximately 7.7%.

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

     The Company's balance sheet as of September 30, 1997 reflected a net deferred tax asset of approximately $0.1 million. A valuation allowance exists because, based on the weight of all available evidence, management believes it is more likely than not that the remaining deferred tax asset will not be fully realized.

     During July 1997, the Company raised approximately $2.4 million in cash through the private sale of approximately one million shares of its common stock. These shares are subject to certain restrictions regarding their resale.

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

     In August 1996, a newly formed, wholly-owned subsidiary of the Company acquired certain of the assets of Richard's Cajun Country Food Processors ("Richard's"). Richard's, based in Church Point, Louisiana, is engaged in the manufacturing, marketing and distribution of Cajun-style processed meat and specialty food products. The consideration for these assets was $2.5 million cash and a subordinated promissory note in the amount of $0.875 million (the "Richard's Note.) The Richard's Note is subject to quarterly payments of interest only at the annual rate of 6.35%, with a single principal payment due on July 31, 2001. In funding the cash portion of the Richard's transaction, the Company used approximately $0.8 million of existing cash balances and approximately $0.3 million of additional line of credit borrowings under the LaSalle Facility (the line of credit portion of which was increased by $0.5 million) and obtained additional term debt from LaSalle National Bank in the amount of $1.4 million, which bears interest at a variable rate of Prime + 1.5% and is subject to monthly payments of interest and quarterly payments of principal with a final payment of interest and principal due March 15, 2001. In connection with these transactions and the financing thereof, the Company incurred transaction costs of approximately $0.3 million, which were recorded as additional goodwill on the Company's balance sheet.

     In October 1996, Grogan's Farm, Inc. ("GFC"), a newly formed, wholly-owned subsidiary of the Company, acquired and merged with the distribution and manufacturing business of Grogan's Sausage, Inc. and Grogan's Farm, Inc. respectively (collectively "Grogan's"), based in Arlington, Kentucky for total consideration of $1.9 million cash, $0.2 million in a note (the "Grogan's Note") and 573,810 shares of common stock of the Company. GFC completed three transactions: (i) GFC acquired certain assets of Grogan's Sausage, Inc. for $509,000 cash; (ii) GFC acquired certain real estate from Mr. and Mrs. Grogan for $1,000,000 cash; and (iii) Grogan's Farm, Inc. was merged with and into GFC in consideration for $391,000 cash, the Grogan's Note, and 573,810 shares of common stock of the Company. The Grogan's Note will bear no interest through September 30, 1998, and, commencing October 1, 1998, will be subject to quarterly payments of interest only at the annual rate of 8%, with a single principal payment due on September 30, 2001. In funding the $1.9 million cash portion of the Grogan's transactions, the Company used $0.35 million in additional line of credit borrowings under the LaSalle Facility (the line of credit portion of which was increased by $0.5 million) and obtained additional term debt from LaSalle National Bank in the amount of $1.55 million, which bears interest at a variable rate of Prime + 1.5% and is subject to monthly payments of interest and quarterly payments of principal with a final payment of interest and principal due March 15, 2001. In connection with these transactions and the financing thereof, the Company incurred transaction costs of approximately $0.3 million, which were recorded as additional goodwill on the Company's balance sheet.

     In November 1996, GFC acquired the assets of Partin's Sausage ("Partin's") in consideration for $0.4 million cash, $0.225 million in a note (the "Partin's Note"), and 78,310 shares of common stock of the Company. Partin's, based in Cunningham, Kentucky, is engaged in the manufacturing, marketing and distribution of pork sausage products. The Partin's Note is subject to quarterly payments of interest only at the annual rate of 8% with a single principal payment due on December 31, 2003. In funding the cash portion of the purchase price, the Company used additional line of credit borrowings under the LaSalle Facility. Following the acquisition, the operations of Partin's were consolidated with those of Grogan's at its facility in Arlington, Kentucky.

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

FORWARD LOOKING STATEMENTS

     The Company wants to provide stockholders and investors with more meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains forward looking information and describes the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward looking" statements by words such as "believes," "estimates," "preparing to introduce," and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of the Company's business strategy; uncertainty as to evolving consumer preferences; seasonality of demand for certain products; customer and supplier concentration; the impact of competition; and sensitivity to such factors as weather and raw material costs. Readers are encouraged to review the Company's Annual Report on Form 10-K and its Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. The Company assumes no obligation to update the information contained in this Quarterly Report on Form 10-Q.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       None.

ITEM 2.  CHANGES IN SECURITIES.

     During July 1997, the Company issued and sold 976,964 shares of its common stock, par value $.01 per share, for an aggregate offering price of approximately $2.5 million to certain individuals and entities pursuant to
Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"). The Company did not offer such securities in a public offering and it relied upon such investors' representations that they are accredited investors within the definition of Regulation D under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION.

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:  The following are annexed as Exhibits:


         Exhibit
         Number   Description
         -------  -----------

         3(i) Certificate of Incorporation of the Company, including all amendments thereto

         3(ii) By-Laws of the Company

         11.1 Statement Regarding Computation of Per Share Earnings for the three months ended September 30, 1997

         11.2 Statement Regarding Computation of Per Share Earnings for the nine months ended September 30, 1997

         27    Financial Data Schedule


     (b) Reports on Form 8-K:

         None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ATLANTIC PREMIUM BRANDS, LTD.

Date: November 14, 1997                By: /s/ MERRICK M. ELFMAN
                                           ----------------------------------
                                           Merrick M. Elfman, Chairman of
                                           the Board (On behalf of Registrant
                                           and as Chief Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit                         Description
Number
-------         --------------------------------------------------
3(i)            Certificate of Incorporation of the Company, including all amendments thereto. (1)

3(ii)           By-Laws of the Company. (1)

11.1 Statement Regarding Computation of Per Share Earnings for the three months ended September 30, 1997.*

11.2 Statement Regarding Computation of Per Share Earnings for the nine months ended September 30, 1997.*

27              Financial Data Schedule.*

---------------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

*    Filed herewith.