Form 10-K
period 1997-12-31
ATLANTIC PREMIUM BRANDS LTD
filed 1998-03-31
CIK 912609

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ___________________________


                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                         Commission File Number 1-13747


                          ATLANTIC PREMIUM BRANDS, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     Delaware                                              36-3761400
(STATE OF INCORPORATION)                              (I.R.S. EMPLOYER ID NO.)

             650 Dundee Road, Suite 370, Northbrook, Illinois 60062
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (847) 480-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                Name of Each Exchange on Which Registered
Common Stock, $.01 par value                   American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES _X_  NO ___


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported closing price of the registrant's Common Stock on March 20, 1998: $19,122,321

    The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 20, 1998: $7,400,174

                       DOCUMENTS INCORPORATED BY REFERENCE
    Certain sections of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May [13], 1998 are incorporated by reference into
Part III of this report.

================================================================================

                                     PART I

ITEM 1.       BUSINESS
RECENT DEVELOPMENTS
     In the first quarter of 1998, Atlantic Premium Brands, Ltd. (the "Company") and Potter Sausage Co., a newly-formed subsidiary, acquired substantially all of the assets of J.C. Potter Sausage Company ("J.C. Potter"), a branded food processing company based in Durant, Oklahoma, in consideration for $13.0 million cash plus related transaction costs.

     J.C. Potter is engaged in the manufacturing, marketing and distribution of premium, branded breakfast sausage, primarily in Oklahoma, Arkansas and Texas. Its products are sold under the J.C. Potter brand name and are generally delivered to the retail grocery trade through its own distribution system. In addition, J.C. Potter manufactures products for other branded food companies on a private-label basis. J.C. Potter is presently a supplier to the Company's Prefco subsidiary and a customer of its Carlton subsidiary. J.C. Potter presently has approximately 240 employees.

     The description of the Company set forth below in this Item 1 is a description as of December 31, 1997, and does not include the recent acquisition of J.C. Potter.

GENERAL
     The Company, through its subsidiaries' operations in Texas, Louisiana and Kentucky, manufactures, markets and distributes branded and unbranded food products for customers in a ten state region, and, through its operations in Maryland, distributes specialty, non-alcoholic beverages to customers in the Baltimore and Washington, D.C. metropolitan areas.

     Through its Prefco subsidiary, the Company is engaged in the marketing and wholesale distribution of branded and unbranded meats to the retail grocery trade. The Company markets and distributes its own branded, processed meat products under the brand name Bum's Favorite Blue Ribbon(R). These products, which include smoked sausages, bacon and packaged, sliced luncheon meats, account for approximately 15% of the sales of the Prefco subsidiary and are manufactured by the Company's Carlton subsidiary as well as by third party contract manufacturing companies. Blue Ribbon is currently the best selling brand of bacon in the Houston market. In addition to marketing its own branded products, the Company is also a leading regional distributor of unbranded products including boxed beef, pork, chicken and related items.

     Through its Carlton subsidiary, the Company manufactures a variety of smoked sausage products. Approximately 45% of total volume manufactured reflects product sold through the Prefco subsidiary under the Blue Ribbon brand name. Of the balance, approximately 30% of total volume reflects private label manufacturing for other regional sausage brands and selected chain supermarket house brands, and approximately 25% of total volume is sold by the Carlton subsidiary under the brand names Carlton and Country Boy(TM). These branded products are marketed on a regional basis, principally in south and west Texas.

     Through its Richards subsidiary, the Company manufactures, markets and distributes Cajun-style, cooked, pork sausage products and specialty foods for customers in Louisiana, under the brand name Richard's(TM).

     Through its Grogan's subsidiary, the Company manufactures, markets and distributes fresh pork sausage products for customers in a six state region. These products are sold under the brand names Grogan's Farm(TM) and Partin's Country Sausage(TM).

     In addition to its food businesses, the Company is a leading independent wholesale distributor of specialty non-alcoholic beverages to over 6,000 retail trade accounts (including independent retail outlets such as independent grocery stores, delicatessens and restaurants, as well as large grocery and convenience store chains and their independent franchises) in the greater Baltimore and Washington, D.C. metropolitan area and surrounding counties. Under agreements that provide exclusive rights to selected territories, the Company distributes juice drinks, sodas, bottled waters and ready-to-drink teas. Brand name products distributed by the Company include Mistic(R) and AriZona(TM). Sales of Mistic products accounted for approximately 45% of the Company's total beverage case sales in 1997.

                                CORPORATE HISTORY

     In April 1991, MB Acquisition Corp. ("MB Acquisition"), a corporation owned by a group of individuals including the Company's Chairman of the Board and certain of the Company's directors and stockholders, acquired the business of the Company from a company now known as S&B Ventures, Inc. (the "Predecessor") for a purchase price of $1,158,000 (the "Acquisition"). In connection with the Acquisition, MB Acquisition also assumed certain obligations to pay the owners of the Predecessor $2,000,000 pursuant to a non-compete agreement and $829,000 pursuant to consulting agreements. MB Acquisition financed the Acquisition through a bridge loan provided by nine of its current stockholders, including an officer and certain directors. In September 1991, Maryland Beverage, L.P. (the "Partnership") was formed with the Company and Strategic Investment Corporation ("Strategic"), a wholly owned subsidiary of T. Rowe Price Strategic Partners Fund, L.P., as its sole partners, and MB Acquisition was merged with and into the Company, and its assets and liabilities were contributed to the Partnership. In September 1993 the Company was reincorporated in Delaware and adopted the name "Atlantic Beverage Company, Inc." In November 1993, in connection with the Company's initial public offering, Strategic (whose only asset was its partnership interest in the Partnership) merged with and into the Company. Subsequently, the Partnership was dissolved and the Company succeeded to the Partnership's assets and liabilities.

     On April 27, 1994, the Company entered into and consummated an agreement to acquire certain assets and marketing rights from Flying Fruit Fantasy, USA, Inc. ("FF") for total consideration of approximately $1.2 million. Under the terms of this agreement, the Company obtained worldwide marketing and distribution rights to a frozen beverage served through automated dispensing machines. In December 1995, the Company adopted a plan to discontinue this division of business. As a result, the Company recognized a one-time charge of approximately $2.4 million in the fourth quarter of 1995 which reflected the write-off of $1.1 million in equipment and $0.9 million in intangible assets, and costs of approximately $0.4 million associated with discontinuing the operation.

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

     In August 1996, a newly formed, wholly-owned subsidiary of the Company acquired certain of the assets of Richard's Cajun Country Food Processors ("Richards"). Richards, based in Church Point, Louisiana, is engaged in the manufacturing, marketing and distribution of Cajun-style processed meat and specialty food products. The consideration for these assets was $2.5 million cash and a subordinated promissory note in the amount of $0.875 million (the "Richards Note").

     In October 1996, Grogan's Merger Corp. ("GMC"), a newly formed, wholly-owned subsidiary of the Company, acquired and merged with the distribution and manufacturing business of Grogan's Sausage, Inc. and Grogan's Farm, Inc. respectively (collectively "Grogan's"), based in Arlington, Kentucky for total consideration of approximately $3.8 million, consisting of $1.9 million cash, $0.2 million in a note (the "Grogan's Note") and 573,810 shares of common stock of the Company.

     In November 1996, GMC acquired the assets of Partin's Sausage ("Partin's") in consideration for $0.4 million cash, $0.225 million in a note (the "Partin's Note"), and 78,310 shares of common stock of the Company. Partin's, based in Cunningham, Kentucky, is engaged in the manufacturing, marketing and distribution of pork sausage products.

                                    INDUSTRY

     The Company's operations are classified into three business segments: food processing, food distribution and beverage distribution. Note 17 to the Company's Consolidated Financial Statements provides summarized financial information by business segment for continuing operations for the last three fiscal years.

FOOD INDUSTRY
     Through its Carlton, Prefco, Richards and Grogan's subsidiaries, the Company participates in three general segments of the food industry: processing, distribution, and branded product marketing.

     The meat processing segment, which includes cooking, slicing, mixing, grinding and similar functions is generally capital intensive. Unbranded raw material typically comes from packing companies. In some instances, packing and processing are vertically integrated. In other instances, as is the case with the Company, processing and marketing are vertically integrated. The Company's Carlton subsidiary manufactures the Company's own branded products as well as those of other branded meat companies and supermarkets on a private label basis. Because of the cost of transportation and shelf life of product, processing facilities tend to serve a regional clientele. Large, integrated national meat companies therefore tend to establish strategically located processing facilities in different geographic regions.

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

     The branded meat product business is generally not capital intensive. Strong retail brands exist at local, regional and national levels and include bacon, hot dogs, cooked and uncooked sausage, cooked hams, chicken and turkey products. Advertising and promotion is generally critical to the maintenance of brand equity. Companies which market branded meat products can exist on a stand-alone basis as well as vertically integrated with processing and/or distribution. The Company reflects, to a limited extent, both forms of vertical integration.

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

                                    STRATEGY

FOOD STRATEGY
     Operating Strategy. The Company's operating strategy with respect to its newly acquired food businesses will be to grow these businesses profitably, while identifying and exploiting synergy among them. Key elements of this operating strategy include increasing sales to existing customers, adding new customers, and identifying opportunities to add new products.

     Corporate Growth Strategy. The Company has identified potential strategies that will use the combination of its food subsidiaries as a platform for additional corporate growth. These potential strategies may include acquisition opportunities that complement the subsidiaries' businesses.

BEVERAGE STRATEGY
     The Company's success in the beverage distribution business has been based in large part on its ability to serve independent grocery stores, delicatessens and restaurants, as well as institutional buyers, such as cafeterias and universities, which traditionally sell cold, single-serve, bottled beverages to consumers. These customers represented approximately 60% of the Company's total beverage sales in 1997. The significant exposure that results from so many smaller customers carrying the Company's line of beverages helps to create the broad-based demand necessary for larger retail outlets to consider stocking those beverages.

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

                                    PRODUCTS

     Through its Prefco subsidiary, the Company distributes a wide variety of unbranded, boxed meat products. The Company maintains an inventory of over 200 different stock keeping units of unbranded product, which include beef, turkey, pork and chicken. Product is stored in the Company's two refrigerated warehouses in Houston and delivered on refrigerated vehicles to several hundred customers including chain and independent supermarkets and discount clubs. The Company purchases product from approximately one dozen meat packing companies.
Purchases of the same product may be spread among several suppliers over the course of a year, and purchasing decisions are frequently driven by price and availability, both of which are likely to vary. Three suppliers accounted for approximately 9%, 8% and 8% of the Company's boxed meat purchases during 1997 and 20%, 13% and 10% of such purchases during 1996. No other supplier accounted for more than 10% of such purchases during either year.

     Also through its Prefco subsidiary, the Company markets and distributes its own branded sausage, bacon and packaged, sliced luncheon meats. These products are stored in the Company's two refrigerated warehouses. Product is delivered on the Company's refrigerated trucks, and customers typically include the same retail establishments that purchase the Company's unbranded meat products. The majority of Blue Ribbon (R) sausage product is manufactured by the Company's Carlton and Grogan's subsidiaries. The balance of the sausage product as well as the bacon and luncheon meats are purchased from four other contract food processing companies.

     In addition to manufacturing product for the Prefco subsidiary, the Company's Carlton subsidiary manufactures and markets its own branded smoked sausage products for the retail grocery trade. The Carlton subsidiary manufactures similar products on a private label for other branded food companies.

     Through its Richards subsidiary, the Company manufactures, markets and distributes Cajun-style, cooked pork sausage products and specialty foods for customers in the state of Louisiana under the brand name Richards(TM).

     Through its Grogan's subsidiary, the Company manufactures, markets and distributes fresh pork sausage products for customers in a six state region. These products are sold under the brand names Grogan's(TM) and Partin's(TM).

     The Company distributes a wide variety of beverages, including ready-to-drink teas, natural sodas, sparkling waters with juice, fruit juices, juice drinks, still and sparkling waters and sports drinks. Brand name products distributed by the Company include Mistic(R), AriZona(TM), Clearly Canadian(R), Hires(R), Crush(R), Vernor's(R), Elliott's Amazing(TM), Crystal Geyser(R), Stewart's(R), Jolt Cola(R), and Sunlike Juices. The Company reviews hundreds of products each year, and continuously evaluates the mix of products it distributes. The Company actively seeks to acquire distribution rights for products it believes show strong growth potential. For 1996 and 1997, approximately 58% and 45%, respectively, of the Company's total beverage case sales represented Mistic(R) products, and in 1996 7% represented Elliott's(TM) products while in 1997 16% represented AriZona(TM) products. None of the Company's other suppliers accounted for more than 10% of the Company's total beverage case sales during such periods.

                               SUPPLIER CONTRACTS

     The Company does not currently have contracts with any of its food suppliers. Many of the Company's major beverage brands, however, are distributed on an exclusive basis under distribution contracts within the Company's territory. The terms of the contracts, including their lengths, vary by supplier. The Company has approximately 20 beverage suppliers.

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

                        SALES, MARKETING AND DISTRIBUTION

     The Company's Prefco subsidiary distributes unbranded boxed beef, pork, and poultry to chain and independent retail grocery customers, most of whom are located in the Houston metropolitan area, and all of whom are within a 400-mile radius of the Company's distribution facilities. The Company serves several hundred such customers as either their primary or secondary fresh meat supplier. Prefco's direct sales force contacts its customers on a daily basis. The Company delivers product using refrigerated trucks, generally within one to three days of receiving an order.

     The Company's Prefco subsidiary also markets and distributes its own Blue Ribbon(R) bacon, sausage and sliced luncheon meats to the retail grocery trade. Orders are received on a pre-sell basis by the direct sales force mentioned above as well as on a route-sales basis by a separate group of sales people, each of whom is responsible for a route sales vehicle. The business has historically engaged in significant radio and television advertising in the Houston market.

     The Company's Carlton subsidiary solicits and receives customer orders for branded product through direct salespeople as well as through third-party food brokers and by telephone and facsimile transmission. The Company engages in a limited amount of advertising for such products, primarily through weekly chain supermarket flyers. Relationships with private label customers are generally established at the senior management level, although recurring orders from such customers are normally received over the telephone or facsimile machine by clerical staff. Branded and private label orders are generally filled within one to seven days and are either delivered on one of the Carlton subsidiary's three refrigerated vehicles or by common carrier, or are picked up by customers.

     The Company's Richards subsidiary employs a route delivery sales force. Orders are taken by the route salespeople and filled immediately from stock on the route sales trucks. The subsidiary engages in promotions, including in-store sampling, as well as in print advertising. All customers are located within the state of Louisiana.

     The Company's Grogan's subsidiary also employs a route sales force. Orders are taken by the route salespeople and filled immediately from stock onboard the route sales trucks. In addition, the subsidiary sells approximately 30% of its product to third party distributors. The Company engages in promotions, including in-store sampling, as well as in print, radio and television advertising. Customers are located in Kentucky, Illinois, Indiana, Mississippi, Tennessee, and Arkansas.

     One food distribution customer accounted for approximately 40% of the Company's total food sales during both 1996 and 1997. No other customer accounted for more than 10% of total food sales during either year.

     The Company has a beverage distribution sales force that services existing customers and pursues new customers. The Company periodically sets sales quotas for its salespersons, and promotes fulfillment of these quotas through sales contests and specific monetary incentives. Demand for the Company's beverage products tends to be greater during warmer months. Accordingly, sales are generally highest in the second and third calendar quarters.

     Most beverage distribution customers are visited on a weekly or biweekly basis by a salesperson from the Company. When a customer orders a product, the salesperson enters all information into a hand-held computer terminal. At the end of the day the salesperson is responsible for transmitting this information by telephone to the Company's computer system. Invoicing, loading and routing are then handled by the warehouse in preparation for delivery the following day. The Company's computer system generates invoices and assists in managing the loading and routing functions. The majority of orders are filled from the Company's warehouse within 24 hours. The Company generally delivers products directly to the retail outlets, where Company drivers usually stock displays and collect payments. Deliveries are made by the Company's fleet of leased vehicles, which includes beverage delivery trucks and vans.

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

     Two beverage customers accounted for approximately 7% and 7% of total beverage case sales during 1996 and approximately 7% and 6% in 1997. No other customer accounted for more than 5% of the Company's beverage sales during either year.

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

     Branded Meat Products. Through its Prefco, Carlton, Richards and
Grogan's subsidiaries, the Company competes with dozens of branded meat companies, and its brands compete with a wide variety of both regional and national trademarks. Among the competitive brands are Decker, J. Bar B., Hilshire Farms, Hormel and Bryan. The Company's Carlton(TM) and Country Boy(TM) brands of smoked sausage are sold principally in the Dallas, San Antonio and Austin markets and currently have limited market share. The Company's Blue Ribbon(R) brand currently represents the best selling brand of bacon in the Houston market. The Company's packaged, sliced luncheon meats, also sold under the Blue Ribbon trademark, were introduced to the Houston market in 1995 and have limited market share. The Company's Richards(TM), Grogan's(TM) and Partin's(TM) brands enjoy a strong regional share within their respective markets.

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

                                    EMPLOYEES

     The Company currently has approximately 80 full-time employees in its beverage distribution business, approximately 80 full-time employees in its Prefco subsidiary, approximately 50 full-time employees in its Carlton subsidiary, approximately 36 full-time employees in its Richards subsidiary and approximately 50 full-time employees in its Grogan's subsidiary. The Company uses temporary employees from time to time.

     The Company believes that its relations with employees are good. The Company has never suffered a material work stoppage or slow down.

ITEM 2.       PROPERTIES
     Beverage Operations. The Company operates from a 70,000 square foot leased facility in Jessup, Maryland. The Company's lease expires in April 2002.

     Prefco Subsidiary. The Company leases a 30,000 square foot refrigerated warehouse in Houston. The lease for this facility expires July 31, 1998, with a 16 month renewal option. In addition to the foregoing, the subsidiary also leases a 5,000 square foot office facility, the lease for which expires September 30, 2000, with a three-year renewal option.

     Carlton Subsidiary. The Company leases a 20,000 square foot manufacturing facility and a 2,000 square foot office facility in New Braunfels, Texas. The lease on the manufacturing facility expires in September 2000, with two five-year renewal options, and the lease on the office facility expires in October 1999.

     Richards Subsidiary. The Company owns a 12,500 square foot manufacturing facility in Church Point, Louisiana.

     Grogan's Subsidiary. The Company owns an 11,000 square foot manufacturing facility in Arlington, Kentucky.

     Potter Subsidiary. The Company owns a 119,467 square foot rendering, processing, distribution, warehouse and administrative facility in Durant, Oklahoma. In addition, the Company owns a 6,800 square foot distribution facility in Malvern, Arkansas.


ITEM 3.       LEGAL PROCEEDINGS
     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                            AGE OF
   NAME OF OFFICER         OFFICER             OFFICES HELD AND BUSINESS EXPERIENCE FOR LAST FIVE YEARS
-----------------------   ---------  ------------------------------------------------------------------------------


Merrick M. Elfman             40     Chairman since July 1996 and Director since 1991.  Mr. Elfman is the founder of Elfman Venture Partners, Inc., a private investment firm, and Chairman of Gray Supply Company, Inc., a privately-held distributor of specialty lighting products.

Alan F. Sussna                41     Director, President and Chief Executive Officer since March 1996.  Prior to his employment with the Company, Mr. Sussna was a director of Bain &
                                     Company.

John Izzo                     47     Vice President since 1990.  In addition, Mr. Izzo is the Company's principal financial officer.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS
     Since December 31, 1997, the Company's Common Stock has been principally traded on the American Stock Exchange ("AMEX") under the symbol "ABR." Prior to December 31, 1997, the Company's Common Stock was principally traded on the NASDAQ SmallCap Market under the symbol "ABEV." The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as reported by AMEX or NASDAQ, as applicable.


===================================================================================================
                       STOCK PRICES                                         STOCK PRICES
---------------------------------------------------------------------------------------------------
                  High              Low                                 High             Low
---------------------------------------------------------------------------------------------------
1996                                                1997
---------------------------------------------------------------------------------------------------
1st Quarter       2                 1/8             1st Quarter         4 1/8            2 7/8
---------------------------------------------------------------------------------------------------
2nd Quarter       4 1/8             1 5/8           2nd Quarter         4                3 3/8
---------------------------------------------------------------------------------------------------
3rd Quarter       4                 3               3rd Quarter         3 3/4            2 1/2
---------------------------------------------------------------------------------------------------
4th Quarter       3 1/2             2 7/8           4th Quarter         4 1/2            3 1/8
===================================================================================================

     As of March 20, 1998, there were approximately 159 shareholders of record of the Company's Common Stock. The Company has not paid any cash dividends since its initial public offering. The Company anticipates that earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on the Common Stock will be paid in the foreseeable future.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data for the Company are based on the consolidated financial statements of the Company. The amounts provided as statement of operations data and balance sheet data for the periods prior to the merger on November 29, 1993 of Strategic Investment Corporation into the Company (the "Reorganization") have not been adjusted to give effect to the Reorganization. The Company's financial statements as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997, including the notes thereto and the related report of Arthur Andersen LLP, independent public accounts, are included elsewhere in this Form 10-K.

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company contained elsewhere in this Form 10-K.


                                                                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                                                             YEARS ENDED DECEMBER 31,
                                                    1993             1994             1995             1996               1997
                                                   -------          -------         -------          --------          ---------
Statement of Operations Net Sales                  $26,296          $24,152         $20,596          $153,280          $ 172,198
Gross profit, exclusive of depreciation              6,782            6,365           5,853            17,128             19,590
Income (Loss) from operations                        1,216              278            (138)            1,638              1,718
Interest expense                                       765                8              25             1,197              1,693
Other income (expense), net                         (1,305)             (20)             12               476                381
Income (Loss) before minority interest, income
  tax (provision) benefit                             (853)             249            (152)              918                407
Minority interest in income (loss) before income
  tax (provision) benefit                              108               --              --                --                 --
Income (Loss) before income tax (provision)
  benefit                                             (961)             249            (152)              918                407
Income tax (provision) benefit                         350               15              --               (22)               (50)
Net income (loss from continuing operations           (611)             264            (152)              896                357
Loss from discontinued operations                       --             (302)           (528)               --                 --
Loss on disposal of discontinued operations             --               --          (2,410)               --                 --
Net income (loss)                                  $  (611)         $   (38)        $(3,091)         $    896          $     357
Net income (loss) per share                           (.48)            (.02)          (1.22)              .17                .05

BALANCE SHEET DATA
Cash                                               $ 1,065          $   142         $    --          $  1,249          $   1,263
Working capital (deficit)                            2,590              963            (758)           (4,185)            (3,671)
Total assets                                         4,940            5,175           2,921            34,653             34,954
Long-term debt                                          15               --              --             7,779              6,297
Deferred compensation                                   --               --              --                --                 --
Other liabilities                                       --               --              --                --                 --
Minority interest                                       --               --              --                --                 --
Accumulated earnings (deficit)                        (934)            (979)         (4,079)           (3,183)            (2,826)
Total stockholders' equity (deficit)               $ 3,886          $ 4,073         $   562          $  6,604          $   9,388

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1996 the Company implemented a new corporate strategy that resulted in the acquisition of five food businesses. Each of these businesses represents a preeminent local or regional branded processed meat company. In addition to significantly increasing the Company's size, the newly acquired businesses have created a broader platform for future growth.

     In order to acquire and operate its food businesses, the Company formed four new subsidiaries during 1996: Prefco Corp., Carlton Foods Corp., Richards Cajun Foods Corp., and Grogan's Farm, Inc. In 1998, the Company formed a fifth new subsidiary to acquire the business of J.C. Potter Sausage Company and affiliates.

     The Company continues to operate as a distributor of non-alcoholic beverages in the Baltimore and Washington D.C. metropolitan areas. This business represents the Company's Beverage Division, while the five subsidiaries collectively represent the Company's Food Division.

RESULTS OF OPERATIONS

     All of the acquisitions completed during 1996 were recorded utilizing the purchase method of accounting. Therefore results of the acquired businesses prior to the effective date of such acquisitions are not included in the Company's Results of Operations.

     During 1996 and 1997, the Company's Carlton subsidiary and the Company's Grogan's subsidiary both sold product to the Company's Prefco subsidiary. The Company's financial statements do not reflect this activity, as it is eliminated on a consolidated basis.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales. Net sales increased by approximately $18.9 million or 12.3% from approximately $153.3 million for the year ended December 31, 1996 to approximately $172.2 million for the year ended December 31, 1997. Sales of the Company's Food Division increased by approximately 13%, while sales of the Company's Beverage Division increased by approximately 9%.

     The increase in food sales reflected increases in the sales of both Carlton and Prefco. In addition, approximately $8 million of the sales increase was attributable to a full year of operations for Richards, which the Company acquired in August 1996, and Grogan's and Partin's, which the Company acquired during the fourth quarter of 1996. The increase in beverage sales reflected the addition of several new brands.

     Gross Profit. Gross profit increased by approximately $2.5 million or 14.4% from approximately $17.1 million for the year ended December 31, 1996 to approximately $19.6 million for the year ended December 31, 1997. This increase reflects the factors discussed above in Net Sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.4 million or 15.4% from approximately $15.5 million for the year ended December 31, 1996 to approximately $17.9 million for the year ended December 31, 1997. This increase is attributable primarily to the factors discussed above in Net Sales.

     As a percentage of net sales, selling, general and administrative expenses increased from 10.1% to 10.4%. This increase is primarily attributable to an increasing proportion of branded product sales, which generally require higher selling, general and administrative expenses per sales dollar.

     Income from Operations. Income from operations increased approximately $0.1 million from approximately $1.6 million for the year ended December 31, 1996 to approximately $1.7 million for the year ended December 31, 1997. This increase is attributable to factors discussed above in Net Sales.

     Interest Expense. Interest expense increased approximately $0.5 million from approximately $1.2 million for the year ended December 31, 1996 to approximately $1.7 million for the year ended December 31, 1997. This increase was primarily attributable to debt that the Company incurred (and the related amortization of deferred financing costs and note discounts) in connection with the acquisitions of Richards, Grogan's and Partin's, as well as the acquisition of the rights to distribute AriZona(TM) beverage products.

     Other Income. Other income decreased approximately $0.1 million from $0.5 million for the year ended December 31, 1996 to approximately $0.4 million for the year ended December 31, 1997. This decrease reflects the impact of a one-time settlement payment of approximately $0.3 million that the Company received during the 1996 period from a former beverage supplier . Other amounts include, during both years, sale of food by-products as well as income generated by the Prefco subsidiary from product sold at special events.

     Net Income. Net income decreased approximately $0.5 million from approximately $0.9 million for the year ended December 31, 1996 to approximately $0.4 million for the year ended December 31, 1997. This decrease is attributable to factors discussed in Interest Expense and Other Income.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Sales. Net sales increased by approximately $132.7 million or 644% from approximately $20.6 million for the year ended December 31, 1995 to approximately $153.3 million for the year ended December 31, 1996. This increase reflects the acquisition of Carlton, Prefco, Richards, Grogan's and Partin's.

     Gross Profit. Gross profit increased by approximately $11.2 million or 193% from approximately $5.9 million for the year ended December 31, 1995 to approximately $17.1 million for the year ended December 31, 1996. This increase reflects the acquisition of Carlton, Prefco, Richards, Grogan's and Partin's. Gross profit as a percentage of net sales decreased from 28.4% to 11.2% reflecting the lower gross profit margin associated with the Company's food operations. Gross profit from beverage sales did increase, however, from 28.4% of sales to 30.2% of sale reflecting lower product costs and higher selling prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $9.5 million or 159% from approximately $6.0 million for the year ended December 31, 1995 to approximately $15.5 million for the year ended December 31, 1996. This increase reflects the acquisition of Carlton, Prefco, Richards, Grogan's and Partin's. As a percentage of net sales, selling, general and administrative expenses decreased from 29.1% to 10.1%. This decrease reflects the fact that expenses as percentage of sales ar significantly lower in the Company's food operations than in its beverage operations, in addition to the fact that the Company is realizing economies through spreading certain administrative expenses over several business units.

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

     Interest Expense. Interest expense increased approximately $1.2 million from approximately $25,000 for the year ended December 31, 1995 to approximately $1.2 million for the year ended December 31, 1996. This increase was attributable to debt that the Company incurred (and the related amortization of deferred financing costs and not discounts) in connection with the acquisitions of Carlton, Prefco, Richards, Grogan's and Partin's, including bank term debt, borrowings under the Company's line of credit, and amounts owed to former owners of the acquired businesses.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the year ended December 31, 1997 was approximately $3.4 million. This amount was principally affected by net income, the add-back of depreciation, amortization and non-cash interest, increases in inventory, prepaid expenses and accounts payable, and decreases in accounts receivable and accrued expenses. Cash used in investing activities for the year ended December 31, 1997 was approximately $1.6 million and reflected the acquisition of equipment, the purchase of beverage distribution rights and the payment of cash in connection with business combinations. Cash used in financing activities was approximately $1.8 million and was principally affected by the proceeds of a $2.4 million private equity placement, offset by payments on the Company's term debt and line of credit and a decrease in the bank overdraft balance. Net cash increase during the period was approximately $14,000.

     As of December 31, 1997, the Company had outstanding under the LaSalle Facility approximately $12 million in term debt and line-of-credit borrowings and approximately $2.7 million of subordinated debt owed to former owners of Prefco, Richards, Grogan's and Partin's. Principal on these notes is due in 2001. Monthly interest payments, currently reflecting an average rate of approximately 7.7%, are being made on the subordinated debt.

     In the first quarter of 1998, the Company acquired substantially all of the assets of J.C. Potter, a branded food processing company based in Durant, Oklahoma in consideration for approximately $13.0 million cash plus related transaction costs. In connection with this acquisition, the Company borrowed approximately $6.5 million in subordinated debt from Banc One Capital Corporation. The subordinated debt included detachable common stock warrants. The Company also refinanced its senior revolver and term debt through Fleet Capital. The new senior debt facility (the "Fleet Facility") provided a term loan of $11 million, which was approximately $6.0 million greater than the balance previously outstanding under the LaSalle Facility.

     The Company believes that cash generated from operations and bank borrowings will be sufficient to fund its debt service, working capital requirements and capital expenditures as currently contemplated for the next year. This is a forward-looking statement and is inherently uncertain. Actual results may differ materially. The Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's compliance with covenants in the Fleet Facility. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the Fleet Facility.

     The Company's balance sheet as of December 31, 1997 reflected a net deferred tax asset of approximately $0.1 million. A valuation allowance exists because, based on the weight of all available evidence, management believes it is more likely than not that the remaining deferred tax asset will not be fully realized.

     During July 1997, the Company raised approximately $2.4 million cash, net of issuance costs, through the private sale of approximately one million shares of its common stock. These shares are subject to certain restrictions regarding their resale.

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

FORWARD-LOOKING STATEMENTS

     The Company wants to provide stockholders and investors with more meaningful and useful information. Therefore, this Form 10-K Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward looking" statements by words such as "believes," "estimates," "preparing to introduce," and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions including integration of acquired businesses; new product development and other aspects of the Company's business strategy; uncertainty as to evolving consumer preferences; seasonality of demand for certain products; customer and supplier concentration; the impact of competition; and sensitivity to such factors as weather and raw material costs. Readers are encouraged to review the Company's Annual Report on Form 10-K and its Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. The Company assumes no obligation to update the information contained in this Form 10-K.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Company's 1997 Financial Statements and the related Report of Independent Auditors are set forth on pages F-1 through F-25 of this Form 10-K.


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Incorporated by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 1998 (the "1998 Proxy Statement").


ITEM 11.      EXECUTIVE COMPENSATION
     Incorporated by reference to "Compensation" in the 1998 Proxy Statement.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT
     Incorporated by reference to "Beneficial Ownership of Common Stock" in the 1998 Proxy Statement.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated by reference to "Certain Transactions with Management and Others" in the 1998 Proxy Statement.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)     The following documents are filed as part of this Form 10-K:

             1.     The consolidated financial statements of the Company and
             its subsidiaries, together with the applicable report of
             independent public accountants:
                                                                                                        Page

                    Report of Independent Public Accountants                                             F-2

                    Consolidated Balance Sheets - as of December 31, 1996 and 1997                       F-3

                    Consolidated Statements of Operations - for the years ended
                    December 31, 1995, 1996 and 1997                                                     F-4

                    Consolidated Statements of Stockholders' Equity - for the years
                    ended December 31, 1995, 1996 and 1997                                               F-5

                    Consolidated Statements of Cash Flows - for the years ended
                    December 31, 1995, 1996 and 1997                                                     F-6

                    Notes to Consolidated Financial Statements                                           F-8

             2.     The following financial statement schedule:

                    Schedule I - Valuation and Qualify Accounts                                          S-1


             3. The following exhibits are filed with this report or incorporated by reference as set forth below:

             Exhibit
             Number      Description

             2           Asset Purchase Agreement dated as of March 6, 1998 among Potter's
                         Acquisition Corp., J.C. Potter Sausage Company, Potter's Farm, Inc., Potter
                         Rendering Co. and Potter Leasing Company, Ltd. (*)
             3.1         Certificate of Incorporation of the Company, including all amendments thereto (*)
             3.2         By-Laws of the Company (1)
             3.3         Certificate of Designation of the Series A Non-Voting Convertible Preferred
                         Stock of the Company (2)
             4.1         Specimen Stock Certificate (1)
             4.2         Certificate of Designation of the Series A
                         Non-Voting Convertible Preferred Stock of the
                         Company (see Exhibit 3.3)
             4.3         Stock Option Plan (1)

                                                   21

             4.4         Atlantic Premium Brands, Ltd. Employee Stock Purchase Plan dated
                         November 1, 1997 (3)
             4.5         $1.4 Million Subordinated Note made by ABEV
                         Acquisition Corp. in favor of Franklin Roth and Allen
                         Pauly (6)
             4.6         6.35% Subordinated Non-Negotiable Promissory Note Due
                         July 31, 2001 made by Richards Cajun Foods Corp. and
                         the Company in favor of J.L. Richard in the original
                         principal amount of $850,000 (*)
             4.7         8% Subordinated Non-Negotiable Promissory Note Due
                         September 30, 2001 made by Grogan's Merger Corp. in
                         favor of Bobby L. Grogan and Betty R. Grogan in the
                         original principal amount of $219,593 (*)
             4.8         8% Subordinated Non-Negotiable Promissory Note Due
                         December 31, 2003 made by Grogan's Farm, Inc. in favor
                         of Jefferson Davis and Roger Davis in the original
                         principal amount of $219,593 (*)
             4.9         Secured Promissory Note dated as of March 20, 1998
                         of the Company and certain of its subsidiaries
                         payable to Fleet Capital Corporation in the
                         original principal amount of $11,000,000 (*)
             4.10        Loan and Security Agreement dated as of March 20,
                         1998 among Fleet Capital Corporation, the Company
                         and certain of its subsidiaries (*)
             4.11        Stock Pledge Agreement dated as of March 20, 1998
                         between the Company and Fleet Capital Corporation (*)
             4.12        Atlantic Premium Brands, Ltd. and Subsidiaries
                         Senior Subordinated Note and Warrant Purchase
                         Agreement dated as of March 20, 1998 among the
                         Company, certain of its subsidiaries and Banc One
                         Capital Partners, LLC ("Banc One") (*)
             4.13        Senior Subordinated Note due March 31, 2005 of the
                         Company payable to Banc One dated as of March 20,
                         1998 in the original principal amount of
                         $6,500,000 (*)
             4.14        Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase
                         Warrant of Banc One dated as of March 20, 1998 (*)
             4.15        Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock
                         Purchase Warrant of Banc One dated as of March 20, 1998 (*)
             4.16        Put Option Agreement dated as of March 20, 1998 between the Company and
                         Banc One (*)
             4.17        Registration Rights Agreement dated as of March 20, 1998 between the
                         Company and Banc One (*)
             4.18        Shareholders Agreement dated as of March 20, 1998
                         among the Company, certain of its Shareholders and
                         Banc One (*)
             4.19        Preemptive Rights Agreement dated as of March 20, 1998 between the
                         Company and Banc One (*)

             4.20        Debt Subordination Agreement dated as of March 20,
                         1998 among Banc One Capital Partners, LLC, the
                         Company, certain of its subsidiaries and Fleet
                         Capital Corporation (*)
             4.21        Lien Subordination Agreement dated as of March 20, 1998 between Fleet
                         Capital Corporation and Banc One Capital Partners, LLC (*)
             10.1        Distribution Agreement dated as of November 25,
                         1992 between Joseph Victori Wines, Inc. and
                         Maryland Beverage, L.P., as amended. (**) (1)
             10.2        Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M.
                         Taslitz, Douglas L. Becker and R. Christopher Hoehn-Saric (1)
             10.3        Consulting Agreement dated March 15, 1996 by and between the Company,
                         Sterling Advisors, L.P. and Elfman Venture Partners, Inc. (4)
             10.4        Amendment to Consulting Agreement dated as of October
                         16, 1996 among the Company, Sterling Advisors, L.P. and
                         Elfman Venture Partners, Inc. (*)
             10.5        Second Amendment to Consulting Agreement dated as of
                         September 7, 1997 among the Company, Sterling Advisors,
                         L.P. and Elfman Venture Partners, Inc. (*)
             10.6        Form of Tax Indemnification Agreement (1)
             10.7        Stock Purchase Agreement dated as of January 23,
                         1996 among the Company, ABEV Acquisition Corp.,
                         Franklin Roth and Allen Pauly (6)
             10.8        Employment Agreement dated March 15, 1996 between ABEV Acquisition
                         Corp. and Franklin Roth (6)
             10.9        Agreement and Plan of Merger dated as of January 25, 1996 among the
                         Company, Carlton Foods Corp. and Carlton Foods, Inc. (6)
             10.10       $1.4 million Subordinated Note made by ABEV Acquisition Corp. in favor of
                         Franklin Roth and Allen Pauly (6)
             10.11       Stock Purchase Agreement dated as of March 15,
                         1996 among the Company and Purchasers under the
                         $2.8 million Private Placement (6)


             10.12       Employment Agreement dated October 29, 1996
                         between the Company and Alan F. Sussna (7)
             10.13       Asset Purchase Agreement dated as of March 6, 1998 among Potter's
                         Acquisition Corp., J.C. Potter Sausage Company, Potter's Farm, Inc., Potter
                         Rendering Co. and Potter Leasing Company, Ltd. (See Exhibit 2)
             11          Statement regarding computation of per share earnings (*)
             21          Subsidiaries of the Company (*)
             23          Consent of Independent Public Accountants (*)
             27          Financial Data Schedule (*)

------------------
*    Filed herewith.
** Confidential treatment was afforded for certain portions of these agreements.
(1) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Form S-8 Registration Statement No. 333-39561 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated April 27, 1994, filed with the Securities and Exchange Commission on July 11, 1994, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 15, 1996, filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.


         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ATLANTIC PREMIUM BRANDS, LTD.


                                      By:        /s/ JOHN IZZO
                                            ------------------------------------
                                            John Izzo
                                            Principal Accounting Officer
Date: March 31, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

               SIGNATURE                                      TITLE                                 DATE
               ---------                                      -----                                 ----

           /s/ ERIC D. BECKER              Director                                            March 31, 1998
----------------------------------------
             Eric D. Becker

         /s/ MERRICK M. ELFMAN             Director                                            March 26, 1998
----------------------------------------
           Merrick M. Elfman

           /s/ BRIAN FLEMING               Director                                            March 26, 1998
----------------------------------------
             Brian Fleming

           /s/ JOHN T. HANES               Director                                            March 26, 1998
----------------------------------------
             John T. Hanes

                                           Director                                            March __, 1998
----------------------------------------
              Rick Inatome

                                           Director                                            March __, 1998
----------------------------------------
          G. Cook Jordan, Jr.

                                           Director                                            March 31, 1998
----------------------------------------
             John A. Miller

           /s/ ALAN F. SUSSNA              Chief Executive Officer and Director                March 31, 1998
----------------------------------------
             Alan F. Sussna

         /s/ STEVEN M. TASLITZ             Director                                            March 31, 1998
----------------------------------------
           Steven M. Taslitz


                          ATLANTIC PREMIUM BRANDS, LTD.


                          INDEX TO FINANCIAL STATEMENTS



                                                                Page
                                                                ----

Report of Independent Public Accountants                         F-2

Consolidated Balance Sheets - as of December 31, 1996
    and 1997                                                     F-3

Consolidated Statements of Operations -
    for the years ended December 31, 1995, 1996 and 1997         F-4

Consolidated Statements of Stockholders' Equity -
    for the years ended December 31, 1995, 1996 and 1997         F-5

Consolidated Statements of Cash Flows -
    for the years ended December 31, 1995, 1996 and 1997         F-6

Notes to Consolidated Financial Statements                       F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Atlantic Premium Brands, Ltd.:

We have audited the accompanying consolidated balance sheets of Atlantic Premium Brands, Ltd. (a Delaware corporation), and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Premium Brands, Ltd. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                    /s/ Arthur Anderson LLP


Baltimore, Maryland,
    March 20, 1998

                          ATLANTIC PREMIUM BRANDS, LTD.

                           CONSOLIDATED BALANCE SHEETS


                                                                                            December 31,
                                                                                  --------------------------------
                                                                                        1996            1997
                                                                                  ---------------   ----------
                                     ASSETS

CURRENT ASSETS:
    Cash                                                                          $    1,248,963    $    1,262,805
    Accounts receivable, net of allowance for doubtful accounts
       of $118,000 and $117,000, respectively                                         10,160,891         9,448,489
    Inventory                                                                          3,629,647         4,213,026
    Prepaid expenses and other                                                           794,938           672,386
                                                                                  --------------    --------------

          Total current assets                                                        15,834,439        15,596,706

PROPERTY, PLANT AND EQUIPMENT, net                                                     4,820,900         4,939,536
GOODWILL, net                                                                         13,175,918        12,790,619
OTHER ASSETS, net                                                                        821,834         1,626,831
                                                                                  --------------    --------------

          Total Assets                                                            $   34,653,091    $   34,953,692
                                                                                  ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank overdraft                                                                $    2,672,630    $    1,491,557
    Line of credit                                                                     7,255,984         6,839,323
    Current portion of long-term debt                                                  2,324,267         1,659,310
    Accounts payable                                                                   6,120,435         8,216,422
    Accrued expenses                                                                   1,083,884         1,061,338
    Net current liabilities of discontinued operations                                   562,283                 -
                                                                                  --------------    --------------

          Total current liabilities                                                   20,019,483        19,267,950

LONG-TERM DEBT, net of current portion                                                 7,778,934         6,297,288

DEFERRED TAX LIABILITY                                                                   250,900                 -
                                                                                  --------------    --------------

          Total liabilities                                                           28,049,317        25,565,238
                                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued                                                                             -                 -
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,396,610 and 7,373,574 shares issued in 1996 and 1997,
       respectively                                                                       64,000            73,770
    Additional paid-in capital                                                         9,723,123        12,141,176
    Accumulated deficit                                                               (3,183,349)       (2,826,492)
                                                                                  --------------    --------------

          Total Stockholders' Equity                                                   6,603,774         9,388,454
                                                                                  --------------    --------------

          Total Liabilities and Stockholders' Equity                              $   34,653,091    $   34,953,692
                                                                                  ==============    ==============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   December 31,
                                                                --------------------------------------------------
                                                                      1995              1996            1997
                                                                ---------------   ---------------   --------------

NET SALES                                                       $   20,596,436    $  153,279,993    $  172,198,494
COST OF GOODS SOLD, exclusive of depreciation
    shown below                                                     14,743,435       136,151,779       152,608,121
                                                                --------------    --------------    --------------

          Gross profit                                               5,853,001        17,128,214        19,590,373
                                                                --------------    --------------    --------------
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES:
    Salaries and benefits                                            3,087,421         7,406,525         7,997,062
    Other operating expenses                                         2,515,439         7,089,913         8,493,832
    Depreciation and amortization                                      388,321           993,513         1,381,221
                                                                --------------    --------------    --------------
          Total selling, general and administrative
              expenses                                               5,991,181        15,489,951        17,872,115
                                                                --------------    --------------    --------------

          (Loss) income from operations                               (138,180)        1,638,263         1,718,258

INTEREST EXPENSE                                                        25,394         1,196,888         1,692,610

OTHER INCOME, net                                                       11,654           476,384           381,209
                                                                --------------    --------------    --------------
          (Loss) income before income tax provision                   (151,920)          917,759           406,857

INCOME TAX PROVISION                                                         -           (22,000)          (50,000)
                                                                --------------    ---------------   --------------

          Net (loss) income from continuing operations                (151,920)          895,759           356,857
LOSS FROM DISCONTINUED OPERATIONS                                     (528,466)                -                 -
LOSS ON DISPOSAL OF DISCONTINUED
    OPERATIONS                                                      (2,410,200)                -                 -
                                                                --------------    --------------    --------------

NET (LOSS) INCOME                                               $   (3,090,586)   $      895,759    $      356,857
                                                                ==============    ==============    ==============

(LOSS) INCOME PER COMMON SHARE DATA:

    BASIC EPS:
       Net (loss) income from continuing operations
          after accretion of preferred stock                    $         (.06)   $          .17    $          .05
       Loss from discontinued operations, including
          loss on disposal                                               (1.17)                -                 -
                                                                --------------    --------------    --------------
    NET (LOSS) INCOME                                           $        (1.23)   $          .17    $          .05
                                                                ==============    ==============    ==============

    DILUTED EPS:
       Net (loss) income from continuing operations
          after accretion of preferred stock                    $         (.06)   $          .17    $          .05
       Loss from discontinued operations, including
          loss on disposal                                               (1.16)                -                 -
                                                                --------------    --------------    --------------
    NET (LOSS) INCOME                                           $        (1.22)   $          .17    $          .05
                                                                ==============    ==============    ==============
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic calculation                                                2,522,890         5,199,171         6,846,013
                                                                ==============    ==============    ==============
    Diluted calculation                                              2,528,532         5,349,539         7,102,850
                                                                ==============    ==============    ==============


                   The accompanying notes are an integral part
                        of these consolidated statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                       Series A Nonvoting
                                                                           Convertible
                                                                        Preferred Stock                     Common Stock
                                                               ---------------------------------  --------------------------------
                                                                    Shares            Amount           Shares            Amount
                                                               ---------------   ---------------  ---------------   ---------------
BALANCE, December 31, 1994                                                  1    $      140,357        2,692,146    $       26,955
    Accretion of preferred stock                                           -              9,643               -                 -
    Purchase of treasury stock                                             -                 -          (402,032)           (4,020)
    Conversion of preferred stock to common stock                          (1)         (150,000)          30,000               300
    Net loss                                                               -                 -                -                 -
                                                               --------------    --------------   --------------    --------------

BALANCE, December 31, 1995                                                 -                 -         2,320,114            23,235
    Issuance of common stock through private placement, net                -                 -         2,765,549            27,656
    Issuance of common stock in connection with business
       combinations                                                        -                 -         1,105,430            11,054
    Issuance of common stock to former noteholders                         -                 -           205,517             2,055
    Net income                                                             -                 -                -                 -
                                                               --------------    --------------   --------------    --------------

BALANCE, December 31, 1996                                                 -                 -         6,396,610            64,000
    Issuance of common stock through private placement, net                -                 -           976,964             9,770
    Issuance of stock options                                              -                 -                -                 -
    Net income                                                             -                 -                -                 -
                                                               --------------    --------------   --------------    --------------

BALANCE, December 31, 1997                                                 -     $           -         7,373,574    $       73,770
                                                               ==============    ==============   ==============    ==============


                                                                       Additional                              Total
                                                                         Paid-in           Accumulated      Stockholders'
                                                                         Capital             Deficit           Equity
                                                                   ----------------     ---------------   ---------------
BALANCE, December 31, 1994                                         $      4,884,077     $      (978,879)  $     4,072,510
    Accretion of preferred stock                                                 -               (9,643)               -
    Purchase of treasury stock                                             (415,550)                 -           (419,570)
    Conversion of preferred stock to common stock                           149,700                  -                 -
    Net loss                                                                     -           (3,090,586)       (3,090,586)
                                                                   ----------------     ---------------   ---------------

BALANCE, December 31, 1995                                                4,618,227          (4,079,108)          562,354
    Issuance of common stock through private placement, net               2,754,727                  -          2,782,383
    Issuance of common stock in connection with business
       combinations                                                       2,043,949                  -          2,055,003
    Issuance of common stock to former noteholders                          306,220                  -            308,275
    Net income                                                                   -              895,759           895,759
                                                                   ----------------     ---------------   ---------------

BALANCE, December 31, 1996                                                9,723,123          (3,183,349)        6,603,774
    Issuance of common stock through private placement, net               2,378,053                  -          2,387,823
    Issuance of stock options                                                40,000                  -             40,000
    Net income                                                                   -              356,857           356,857
                                                                   ----------------     ---------------   ---------------

BALANCE, December 31, 1997                                         $     12,141,176     $    (2,826,492)  $     9,388,454
                                                                   ================     ===============   ===============

                 The accompanying notes are an integral part of
                         these consolidated statements.

                          ATLANTIC PREMIUM BRANDS, LTD.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      December 31,
                                                                   -------------------------------------------------
                                                                         1995              1996             1997
                                                                   ---------------   ---------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                              $   (3,090,586)   $      895,759   $      356,857
    Adjustments to reconcile net (loss) income to net
       cash flows provided by operating activities, net
       of assets and liabilities acquired through
       business combinations-
          Loss on disposal of discontinued operations                   2,410,200                -                -
          Loss from discontinued operations                               528,466                -                -
          Depreciation and amortization                                   388,321           993,513        1,381,221
          Amortization of debt discount and deferred
              financing cost                                               10,120           102,217          213,580
          Deferred income tax benefit                                          -            (60,000)              -
          Decrease (increase) in accounts receivable, net                 201,944        (3,337,143)         712,402
          Decrease (increase) in inventory                                 62,001          (296,724)        (583,379)
          Decrease (increase) in prepaid expenses and
              other assets                                                 57,784          (109,899)        (171,146)
          Increase (decrease) in accounts payable                         197,707           (30,436)       2,095,987
          (Decrease) increase in accrued expenses                         (41,184)          414,587          (22,546)
                                                                   --------------    --------------   --------------
    Net cash flows provided by (used in)
       operating activities of-
          Continuing operations                                           724,773        (1,428,126)       3,982,976
          Discontinued operations                                        (597,626)         (159,890)        (522,283)
                                                                   --------------    --------------   --------------

              Net cash flows from operating activities                    127,147        (1,588,016)       3,460,693
                                                                   --------------    --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                         (493,272)         (584,869)        (767,873)
    Cash paid in connection with business
       combinations, including deferred acquisition fees                  (88,014)       (9,417,351)        (499,770)
    Cash paid for distribution agreements and
       exclusivity  rights                                                     -            (50,000)        (379,626)
                                                                   --------------    --------------   --------------

              Net cash flows from investing activities                   (581,286)      (10,052,220)      (1,647,269)
                                                                   --------------    --------------   --------------


              The accompanying notes are an integral part of
                         these consolidated statements.

                          ATLANTIC PREMIUM BRANDS, LTD.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      December 31,
                                                                  ------------------------------------------------
                                                                        1995             1996             1997
                                                                  ---------------  ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in bank overdraft                         $      297,458   $     (708,527)  $   (1,181,073)
    Borrowings (payments) under line of credit, net                      440,000        6,815,984         (416,661)
    (Payments) borrowings under term debt and
       notes payable, net                                                 (6,144)       4,705,779       (2,454,693)
    Payments of deferred financing costs                                      -          (706,420)        (134,978)
    Issuance of common stock through private
       placement, net                                                         -         2,782,383        2,387,823
    Purchase of treasury stock                                          (419,570)              -                -
                                                                  --------------   --------------   -------------

              Net cash flows from financing activities                   311,744       12,889,199       (1,799,582)
                                                                  --------------   --------------   --------------

NET (DECREASE) INCREASE IN CASH                                         (142,395)       1,248,963           13,842

CASH, beginning of period                                                142,395               -         1,248,963
                                                                  --------------   --------------   --------------

CASH, end of period                                               $           -    $    1,248,963   $    1,262,805
                                                                  ==============   ==============   ==============




                   The accompanying notes are an integral part
                       of these consolidated statements.

                          ATLANTIC PREMIUM BRANDS, LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION AND DESCRIPTION OF COMPANY:

The accompanying consolidated financial statements present the accounts of Atlantic Premium Brands, Ltd. (formerly Atlantic Beverage Company, Inc.) and subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

The Company is engaged in the distribution of specialty nonalcoholic beverages to the retail trade in the Baltimore and Washington, D.C. metropolitan areas and, as a result of business combinations consummated during 1996, is engaged in the manufacturing, marketing and distribution of meat products in Texas, Louisiana, Kentucky and surrounding states. The operating results of the Company's food division are impacted by changes in commodity markets.

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

Cash

Cash consists of cash held in various deposit accounts with financial institutions. As of December 31, 1997, $175,000 was restricted to meet minimum balance funding requirements.

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

Other Assets

Other assets consist of noncompete agreements, deferred acquisition costs, cash surrender value of life insurance, distribution, exclusivity and license agreements and deferred financing costs. Noncompete agreements and distribution, exclusivity and license agreements are being amortized over 2-5 years using the straight-line method, while the deferred financing costs are being amortized over 5 years, representing the term of the related debt, using the effective interest method.

Goodwill

Goodwill recorded in connection with business combinations is being amortized using the straight-line method over 5 to 40 years. Amortization expense for each of the years ended December 31, 1995, 1996 and 1997 was $115,699, $290,807 and
$363,210, respectively. Accumulated amortization as of December 31, 1996 and 1997 was $260,141 and $624,383, respectively.

Income Taxes

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires deferred income taxes to be recorded under the liability method and restricts the conditions under which a deferred asset may be recorded.

Accounting Pronouncements

During 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS No. 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The Company adopted SFAS No. 128 during 1997 and has restated earnings per share data presented to reflect the new standard. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share for 1995, 1996 and 1997, in accordance with SFAS No. 128 are as follows:

                                                               For the Years Ended December 31,
                                                      -------------------------------------------------
                                                            1995             1996              1997
                                                      ---------------  ---------------   --------------

          Common stock outstanding                         2,522,890        5,199,171         6,846,013
                                                          ----------       ----------        ----------

          Weighted average shares
              outstanding for basic EPS                    2,522,890        5,199,171         6,846,013

          Dilutive effect of common stock
              equivalents                                      5,642          150,368           256,837
                                                          ----------       ----------        ----------

          Weighted average shares
              outstanding for dilutive EPS                 2,528,532        5,349,539         7,102,850
                                                          ==========       ==========        ==========

Options to purchase 25,000 shares of common stock at $4 per share were outstanding during the years ended December 31, 1996 and 1997, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of common shares during those years.

During June 1997, the FASB issued Statement No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the implementation of SFAS No. 130 will have any impact on the Company's financial statements.

During July 1997, the FASB issued Statement No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information," which establishes a new approach for determining segments within a company and reporting information on those segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the implementation of SFAS No. 131 will have any impact on the Company's current method of disclosing business segment information.

Supplemental Cash Flow Information

                                                                                 Cash Paid         Cash Paid
                                                                                  for Taxes       for Interest
                                                                                  ---------       ------------
        Year ended December 31, 1995
            Related parties                                                   $           -     $        4,026
            Other                                                                         -             15,274
        Year ended December 31, 1996
            Related parties                                                               -            103,642
            Other                                                                         -          1,012,307
        Year ended December 31, 1997
            Related parties                                                               -            291,752
            Other                                                                   112,000          1,170,648


Unregistered Shares

During 1996, the Company issued 655,429 unregistered shares of its common stock as part of the consideration paid in connection with the acquisitions of Grogan's and Partin's (see Note 5). In July 1997, the Company sold approximately 1,000,000 unregistered shares of its common stock at a price of $2.55 per share through a private placement (see Note 20). These shares were issued under and are subject to Regulation Section 230.144.

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

3.     INVENTORY:

Inventory consisted of the following as of December 31:

                                                                             1996              1997
                                                                       ---------------   ---------------
          Raw materials                                                $      100,619    $      297,297
          Finished goods                                                    3,077,431         3,380,766
          Packaging supplies                                                  451,597           534,963
                                                                       --------------    --------------

                 Total                                                 $    3,629,647    $    4,213,026
                                                                       ==============    ==============

4.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment as of December 31, 1996 and 1997 are summarized as follows:

                                                                             1996              1997
                                                                       --------------    ---------------

          Land                                                         $       85,000    $       85,000
          Buildings and building improvements                               1,567,368         1,567,368
          Machinery, equipment and furniture                                3,534,307         4,385,006
          Leasehold improvements                                              498,218           625,747
          Vehicles                                                            448,977           531,520
                                                                       --------------    --------------

                                                                            6,133,870         7,194,641

          Less - Accumulated depreciation                                  (1,312,970)       (2,255,105)
                                                                       --------------    --------------

          Property, plant and equipment, net                           $    4,820,900    $    4,939,536
                                                                       ==============    ==============

Depreciation expense for the years ended December 31, 1995, 1996 and 1997 was $224,930, $655,014 and $941,382, respectively.

5.   BUSINESS COMBINATIONS:

As of January 1, 1996, a newly formed wholly-owned subsidiary of the Company acquired the outstanding common stock of Prefco, Inc. (Prefco). Also as of January 1, 1996, Carlton Foods, Inc. (Carlton Foods) was merged into another newly formed, wholly-owned subsidiary of the Company. In addition, as of August 1, 1996, a subsidiary of the Company acquired the assets of Richard's Cajun Country Food Processors (Richard's). As of October 1, 1996, a subsidiary of the Company merged with Grogan's Farm, Inc. and Grogan's Sausage, Inc. (collectively referred to as "Grogan's") and acquired certain real property previously held by the sellers. As of November 15, 1996, the Company obtained certain operating assets from Partin's Country Sausage (Partin's). In connection with these business combinations, the Company entered into a loan agreement with a commercial bank which provided a $7.45 million term loan and a $8.5 million revolving line of credit (see Notes 9 and 10). The business combinations were accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based upon fair value. The resulting goodwill was determined as follows:

        Cash paid                                                      $   10,850,728
        Issuance of notes to the Sellers, at fair value                     2,472,150
        Issuance of the Company's common stock                              2,055,003
        Debt assumed by the Company                                         2,945,180
        Acquisition costs                                                   1,121,799
                                                                       --------------

                  Total purchase price                                     19,444,860
                                                                       --------------
        Current assets acquired                                            11,364,230
        Noncurrent assets acquired                                          4,107,775
        Current liabilities assumed                                        (9,060,539)
        Noncurrent liabilities assumed                                       (381,608)
                                                                       --------------

                  Net assets acquired                                       6,029,858
                                                                       --------------
                  Goodwill                                             $   13,415,002
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

Partin's

In connection with the Partin's transaction, the Company issued 78,310 shares of its common stock to the former shareholders, paid $419,891 in cash and issued a subordinated promissory note to the former shareholders in the amount of $224,891 (see Note 10).

6.     OTHER ASSETS:

Other assets are comprised of the following as of December 31, 1996 and 1997:

                                                                              1996             1997
                                                                       --------------    ---------------
          Noncompete agreement                                         $      200,000    $      200,000
          Distribution agreements and exclusivity rights                       50,000           441,681
          Deferred financing costs                                            706,420           841,398
          Cash surrender value of life insurance and other                     64,443            80,141
          Deferred tax asset                                                       -             27,100
          Deferred acquisition costs                                               -            499,770
                                                                       --------------    --------------

                                                                            1,020,863         2,090,090

          Less - Accumulated amortization                                    (199,029)         (463,259)
                                                                       --------------    --------------

          Other assets, net                                            $      821,834    $    1,626,831
                                                                       ==============    ==============

Amortization expense applicable to distribution, exclusivity, license and consulting agreements for years ended December 31, 1995, 1996 and 1997, was $7,692, $7,692, and $37,142, respectively, and is included within depreciation and amortization expenses in the accompanying consolidated statements of operations. Amortization of deferred financing costs of $10,120, $81,466 and $175,546, respectively, has been included within interest expense in the accompanying consolidated statements of operations for the years ended December 31, 1995, 1996 and 1997, respectively.

The Company, Sterling Group, Inc. (Sterling Group) and Sterling Group's principals have entered into a noncompete and nondisclosure agreement, effective November 29, 1993 (the closing date of the Company's initial public offering), containing certain noncompetition and confidentiality provisions. The agreement provides that Sterling Group and its principals agree not to compete with the Company for a period of five years from the closing date, nor will they solicit for employment any director, stockholder or certain employees of the Company. Such agreement also provides that Sterling Group and its principals will not disclose any confidential information concerning the Company and its business to any other person or entity except as may be required by law. The Company paid Sterling Group a fee of $200,000 at closing in consideration of such agreement. Amortization expense for the years ended December 31, 1995, 1996 and 1997, was $40,000, $40,000 and $39,487, respectively. Accumulated amortization as of December 31, 1996 and 1997 was $124,000 and $163,487, respectively.

7.     SIGNIFICANT SUPPLIERS AND CUSTOMERS:

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

For the year ended December 31, 1997, no single supplier accounted for more than 10% of the Company's total product purchases. In addition, a single customer accounted for approximately 41% of the Company's total sales.

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

The benefit (provision) from income taxes on continuing operations for the years ended December 31, 1995, 1996 and 1997, included amounts summarized as follows:

                                                            1995             1996              1997
                                                      ---------------  ---------------   ----------------
          Current:
              Federal                                 $            -   $      (60,000)   $      (10,000)
              State                                                -          (22,000)          (40,000)
          Deferred:
              Federal                                        180,000         (353,000)         (199,400)
              State                                           24,000          (47,000)          (26,600)
                                                      --------------   --------------    --------------

                                                             204,000         (482,000)         (276,000)

          Valuation allowance                               (204,000)         460,000           226,000
                                                      --------------   --------------    --------------

          Total tax benefit (provision)               $            -   $      (22,000)   $      (50,000)
                                                      ==============   ==============    ==============

In connection with certain business combinations consummated during 1996, the Company recorded a deferred tax liability of $285,400 through the allocation of the related purchase price. Gross deferred tax assets and liabilities are comprised of the following at December 31:

                                                                              1996             1997
                                                                        ---------------  ----------------

          Deferred Tax Assets:
              Net operating loss carryforwards                          $      633,800   $      636,800
              Net liabilities of discontinued operations                       442,800          368,400
              Inventory                                                         59,800           41,700
              Accrued expenses                                                  44,100           31,800
              Accounts receivable                                               39,300           39,000
              Other                                                             97,200           37,000
                                                                        --------------   --------------

                                                                             1,317,000        1,154,700

              Valuation allowance                                             (688,500)        (462,500)
                                                                        --------------   --------------

                 Deferred tax assets                                           628,500          692,200
                                                                        --------------   --------------

          Deferred Tax Liabilities:
              Property, plant and equipment                                    222,200          442,200
              Other                                                            266,700          110,400
                                                                        --------------   --------------

                 Deferred tax liabilities                                      488,900          552,600
                                                                        --------------   --------------

                                                                        $      139,600   $      139,600
                                                                        ==============   ==============

As of December 31, 1997, the Company has approximately $1.9 million of net operating loss carryforwards for tax purposes, expiring through 2010.

The statutory federal income tax rate, reconciled to the effective income tax rate benefit (provision) is as follows:

                                                                     1995             1996             1997
                                                                  ---------        ----------       ----------

          Statutory federal income tax rate                           34.0%           (34.0)%           (34.0)%
          State income taxes, net of federal income
              tax effect                                               4.6             (5.0)            (10.8)
          Nondeductible amortization of goodwill                     (75.6)            (9.6)            (21.5)
          Valuation allowance                                         37.0             50.1              55.5
          Other                                                          -             (3.9)             (1.5)
                                                                    ------          -------           -------

              Total                                                      -%            (2.4)%           (12.3)%
                                                                    ======          =======           =======

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

Information related to the line of credit for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                                Weighted Average
                                                         --------------------------
                                                                                           Maximum
                                                         Month-end         Interest         Amount
                                                          Balance            Rate        Outstanding
                                                          -------            ----        -----------
          1995                                        $       88,417          8.75%      $    575,000
          1996                                             3,895,000          9.00          7,255,984
          1997                                             6,929,683          8.96          8,442,372

As of December 31, 1997, approximately $875,000 of standby letters of credit were outstanding under the line of credit facility.

10. LONG-TERM DEBT:

Long-term debt as of December 31, 1996 and 1997, consisted of the following:

                                                                                               1996              1997
                                                                                          --------------    -------------
         Note payable, bearing interest at either prime plus 1.5% or LIBOR
              plus 3.5%, due in varying amounts monthly through March 2001                $    7,117,308    $    5,067,482
         Subordinated promissory note, bearing interest at 9% annually,
              payable throughout 1997                                                            300,000                -
         Subordinated promissory note to former shareholders of Prefco, bearing interest at 9% annually, payable in quarterly
              installments of interest, with all outstanding principal and
              interest due March 2001                                                          1,400,000         1,400,000
         Subordinated promissory note to former shareholder of Richard's, bearing interest at 6.35% annually, payable in quarterly
              installments of interest, with all outstanding principal and
              interest due July 2001                                                             874,786           874,786
         Subordinated promissory note to former shareholders of Grogan's, effective October 1998, bearing interest at 8% annually, payable in quarterly installments of interest, with all outstanding
              principal and interest due September 2001                                          200,000           200,000
         Subordinated promissory note to former shareholders of Partin's, bearing interest at 8% annually, payable in quarterly
              installments, with all outstanding principal and interest due
              December 2003                                                                      224,891           224,891
         Capital lease obligations and other                                                     192,992           358,181
                                                                                          --------------    --------------
                Total                                                                         10,309,977         8,125,340
         Less:  Current portion                                                               (2,324,267)       (1,659,310)
                Unamortized discount                                                            (206,776)         (168,742)
                                                                                          --------------    --------------

                Long-term debt, net of current portion and
                   unamortized debt discount                                              $    7,778,934    $    6,297,288
                                                                                          ==============    ==============

The future maturities of the notes payable as of December 31, 1997, are as follows:

          1998                                             $    1,659,310
          1999                                                  1,776,502
          2000                                                  1,800,088
          2001                                                  2,642,809
          2002                                                     21,740
          2003 and thereafter                                     224,891
                                                           --------------
                                                           $    8,125,340
                                                           ==============

In connection with the Company's line of credit (see Note 9) and note payable, the Company is required to meet certain financial and nonfinancial covenants.

In March 1998, the Company refinanced its outstanding note payable and line of credit (see Note 21).

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

The aggregate face amounts and fair values of the Company's long-term debt as of December 31, 1997, were $8,125,340 and $7,956,598, respectively. The aggregate face amounts and fair values of the Company's long-term debt as of December 31, 1996, were $10,309,977 and $10,103,201, respectively. The face amount of the Company's long-term debt approximated the fair value as of December 31, 1995.

12.    STOCK OPTIONS:

The Company has a non-incentive stock option plan (the Non-Incentive Plan) and a Director's stock option plan (the Directors' Plan), which authorize the Company to grant, to eligible individuals, options for the purchase of shares of the Company's $.01 par value common stock.

Under the terms of the Non-Incentive Plan, the Company may issue up to 1,100,000 options to officers, advisors, full-time employees and other eligible individuals. In addition, the Company may issue up to 150,000 options to outside directors. In general, the option exercise price equals the stock's market price on the date of grant and vest up to three years. Under the terms of the Directors' Plan, the Company may issue up to 500,000 options to eligible outside Directors. Each eligible Director was granted an initial option to purchase 1,500 shares of stock. Each eligible Director is granted additional options to purchase 10,000 shares of stock at the beginning of each year of service. The option exercise price equals the stock's market price on the date of grant and vest after one year. The issuance of options under the Non-Incentive and Directors' Plans during 1995, 1996 and 1997, had no impact on the accompanying consolidated financial statements.

In connection with the employment agreement with the Chief Executive Officer (see Note 13), the Company issued 250,000 stock options with an exercise price of $1.50, representing the fair market value at March 15, 1996. The options vest over a five year period and provide for accelerated vesting if certain financial performance thresholds are met. As of December 31, 1997, 40% of these options had vested.

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

                                                                               1996               1997
                                                                       --------------------  ---------------

          Risk-free interest rate (range)                                 5.44% - 6.81%          5.23 - 5.31%
          Expected dividend yield                                             0.00%                 0.00%
          Expected lives                                                    5-6 years             5-6 years
          Expected volatility                                                  36%                   32%

Adjustments were made for options forfeited prior to vesting. Had compensation expense for these plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share reflected on the accompanying statement of operations would have been reduced to the following "pro forma" amounts:

                                                                      1995             1996              1997
                                                                --------------   --------------    --------------
          Net (Loss) Income:
                                 As reported                   $   (3,090,586)  $      895,760    $      356,857
                                 Pro forma                         (3,153,437)         715,067           254,657

          Basic Earnings Per Share:
                                 As reported                            (1.23)             .17               .05
                                 Pro forma                              (1.25)             .14               .04

          Diluted Earnings Per Share:
                                 As reported                            (1.23)             .17               .05
                                 Pro forma                              (1.25)             .13               .04


Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

                                               1995                            1996                      1997
                                    ---------------------------    -----------------------     ------------------------
                                                     Weighted                    Weighted                     Weighted
                                                     Average                      Average                      Average
                                                     Exercise                     Exercise                     Exercise
                                        Shares        Price         Shares         Price        Shares          Price
                                        ------       -------        ------         ------       ------         --------

Outstanding, beginning of year         170,036        $  6.31      233,136        $  5.47      693,236        $  3.00
Granted                                 67,700           2.75      464,200           1.76      178,400           2.89
Exercised                                   -            -              -            -              -            -
Forfeited                               (4,600)          3.49       (4,100)          3.24       (5,400)          3.21
Expired                                     -            -              -            -              -            -
                                    ----------                  ----------                  ----------
Outstanding, end of year               233,136           5.47      693,236           3.00      866,236        $  2.98
                                    ==========                  ==========                  ==========
Exercisable, end of year               142,552           5.45      410,044           3.51      552,344           3.34
Weighted average fair value
    of options granted                                $  1.40                     $   .81                     $   .88



The Company has a Retirement Savings Plan (401(k) plan) whereby employees may contribute up to the limits established by the Internal Revenue Service. Matching contributions are made by the Company equal to 25% of employee contributions, subject to certain limitations. The Company's matching expense during 1995, 1996 and 1997 was $17,207, $22,645 and $57,663, respectively.

During 1997, the Company approved an Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan qualified as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees whose customary employment is for more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Directors who are not employees are not eligible. A maximum of 250,000 shares of the Company's common stock is reserved for issuance under the Stock Purchase Plan.

13.   COMMITMENTS:

Executive Employment Agreement

Effective March 15, 1996, the Company entered into a five-year employment agreement with its Chief Executive Officer which provides for base compensation and an incentive bonus.

Operating Leases

The Company leases warehouses, office buildings and most of its delivery vehicles under operating leases. These leases have remaining terms ranging from one to five years. Rental expense under these leases for the years ended December 31, 1995, 1996 and 1997 was $594,010, $1,223,271 and $2,183,808,
respectively. The delivery vehicle leases include options to cancel up to three of the leases in the event of an economic slowdown. As of December 31, 1997, future minimum lease payments under these operating leases are as follows:

          1998                                                     $    1,342,736
          1999                                                            804,374
          2000                                                            651,259
          2001                                                            470,556
          2002                                                            212,072
          2003 and thereafter                                             118,800
                                                                   --------------
                                                                   $    3,599,797
                                                                   ==============

14.    REPURCHASE OF COMMON STOCK:

Throughout 1995, the Company repurchased 402,032 shares of its outstanding common stock at an average per share cost of $1.03. Shares repurchased are considered retired and, therefore, are reflected on the accompanying balance sheets as reductions to common stock and additional paid-in capital.

15.    RELATED PARTY TRANSACTIONS:

The accompanying consolidated statements of operations include interest related to certain notes payable to related parties (including amortization of deferred financing costs) and other liabilities to stockholders of approximately $4,026, $171,159 and $396,674 for the years ended December 31, 1995, 1996 and 1997, respectively.

The Company has a consulting agreement (the Agreement) with Elfman Venture Partners, Inc. and Sterling Advisors, L.P., a partnership owned by certain stockholders of the Company (the Managers). The term of the Agreement is through December 31, 2001. The Agreement provides that the Company shall pay a base fee of $300,000 per year, which shall increase 5% for each year the Agreement remains in effect. The Agreement also stipulates adjustments to the base fee for future acquisitions or sales. During each year the Agreement is in effect, the Company is also required to grant options to purchase 25,000 shares of the Company's $.01 par value common stock. Such options vest on each December 31 at an exercise price equal to the market price on the preceding January 1 (see Note
12).

This Agreement was amended effective July 1, 1997, in connection with the Potter's acquisition (see Note 21). The Amendment, covering the period July 1, 1997, through December 31, 1998, provides for an aggregate payment to the Managers of $750,000 for services provided in connection with the Potter's acquisition and the related financing, in lieu of all other fees payable under the Agreement.

The accompanying consolidated statements of operations include approximately $148,000, $340,000 and $175,000 for the years ended December 31, 1995, 1996 and
1997, respectively, for management and consulting services that were paid to the Managers. As of December 31, 1997, $194,000 of fees related to this amended Agreement were included in other assets in the accompanying consolidated balance sheet.

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

Summarized financial information, by business segment, for continuing operations in 1995, 1996 and 1997 is as follows (corporate overhead not specifically associated with a segment has been presented separately):

                                                                     1995             1996              1997
                                                               ---------------  ---------------   ---------------
          Net sales:
              Beverage distribution                            $    20,596,436  $    19,401,759   $    21,149,844
              Food processing                                                -       12,864,437        22,940,688
              Food distribution                                              -      125,610,141       133,763,274
                                                               ---------------  ---------------   ---------------

                                                               $    20,596,436  $   157,876,337   $   177,853,806
                                                               ===============  ===============   ===============
          Operating income (loss):
              Beverage distribution                            $      (138,180) $       631,108   $        77,598
              Food processing                                                -          934,691         1,400,752
              Food distribution                                              -        1,075,395         1,402,761
              Corporate                                                      -         (972,931)       (1,177,187)
                                                               ---------------  ---------------   ---------------

                                                               $      (138,180) $     1,668,263   $     1,703,924
                                                               ===============  ===============   ===============
          Total assets:
              Beverage distribution                            $     2,921,147  $     5,700,876   $    12,019,992
              Food processing                                                -       14,170,199        15,295,068
              Food distribution                                              -       17,317,461        15,808,920
                                                               ---------------  ---------------   ---------------

                                                               $     2,921,147  $    37,188,536   $    43,123,980
                                                               ===============  ===============   ===============
          Depreciation and amortization:
              Beverage distribution                            $       388,321  $       344,399   $       387,084
              Food processing                                                -          447,651           752,620
              Food distribution                                              -          201,463           241,517
                                                               ---------------  ---------------   ---------------

                                                               $       388,321  $       993,513   $     1,381,221
                                                               ===============  ===============   ===============

          Capital expenditures:
              Beverage distribution                            $       493,272  $       374,235   $       420,308
              Food processing                                                -           76,853           321,309
              Food distribution                                              -          133,781            26,256
                                                               ---------------  ---------------   ---------------

                                                               $       493,272  $       584,869   $       767,873
                                                               ===============  ===============   ===============

There were no significant intersegment sales or transfers during 1995. Intersegment sales and related receivables and payables among the segments during 1996 and 1997, for the purpose of this presentation, have not been eliminated. In 1997, there were intersegment sales of $5,655,312 by the food processing segment. Operating income, by business segment excludes interest income, interest expense and net unallocated corporate expenses.

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

The results of the Flying Fruit Fantasy division have been reported separately as discontinued operations in the consolidated statements of operations for the year ended December 31, 1995. Revenues from the Flying Fruit Fantasy division were $549,500 for the year ended December 31, 1995. No benefit for income taxes has been recorded in connection with these losses due to the uncertainty that the Company will be able to offset the losses against future taxable income.

The remaining liabilities as of December 31, 1996, have been presented separately in the accompanying consolidated balance sheets. During 1997, the Company settled all of the remaining outstanding legal proceedings associated with the discontinued Flying Fruit Fantasy division. As of December 31, 1997, management believes that the Company is not subject to any additional liabilities associated with this division.

19.    CONTINGENCIES:

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

20.    PRIVATE PLACEMENT:

During March 1996, the Company raised approximately $2.8 million in cash, net of expenses, through the private sale of approximately 2.8 million shares of its common stock. These shares are subject to certain restrictions regarding their resale.

During July 1997, the Company raised approximately $2.4 million in cash, net of expenses, through the private sale of approximately one million shares of its common stock. These shares are subject to certain restrictions regarding their resale.

21.    SUBSEQUENT EVENTS:

In March 1998, the Company acquired substantially all of the assets of J.C. Potter Sausage Company, a food processing business based in Durant, Oklahoma, in consideration for approximately $13.0 million in cash, plus related transaction costs. In connection with this acquisition, the Company borrowed approximately $6.5 million in subordinated debt from Banc One Capital Corporation. The subordinated debt included nonvoting detachable common stock warrants which have an exercise price equal to the market price of 3 3/8 on the date of closing. The Company also refinanced its senior revolver and term debt through Fleet Capital Corporation. The new senior debt facility (the "Fleet Facility") provided a term loan of $11 million, or approximately $6.0 million greater than the balance previously outstanding under the LaSalle Facility. The senior revolver provides for a line of credit up to $15 million, subject to certain borrowing base requirements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Atlantic Premium Brands, Ltd.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Atlantic Premium Brands, Ltd. and subsidiaries included in this Form 10-K and have issued our reports thereon dated March 20, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                  /s/ Arthur Anderson LLP


Baltimore, Maryland,
    March 20, 1998

                                                                      SCHEDULE I

                 ATLANTIC PREMIUM BRANDS, LTD. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS




                                                                 Additions
                                           ---------------------------------------------------
                                               Reserve
                              Balance at      Established        Charged to         Charged                           Balance
                              Beginning      with Business        Costs and         to Other                          at End
      Classifications           of Period    Combinations         Expenses(1)      Accounts(2)    Deductions(3)       of Period
------------------------    -----------------------------      --------------   --------------    -------------     -------------
Allowance for doubtful
accounts:

Year ended
    December 31, 1997       $     118,000    $          -        $    103,000     $         -       $    104,000    $    117,000
Year ended
    December 31, 1996       $      35,000    $      69,000       $     61,000     $      9,000      $     56,000    $    118,000
Year ended
    December 31, 1995       $      71,000    $          -        $     83,000     $         -       $    119,000    $     35,000

(1) Current year provision for doubtful accounts.
(2) Includes recoveries on accounts previously written off.
(3) Accounts written off.

                              INDEX TO EXHIBITS

Exhibit
Number    Description

2 Asset Purchase Agreement dated as of March 6, 1998 among Potter's Acquisition Corp., J.C. Potter Sausage Company, Potter's Farm, Inc., Potter Rendering Co. and Potter Leasing Company, Ltd. (*)
3.1 Certificate of Incorporation of the Company, including all amendments thereto (*) 3.2 By-Laws of the Company (1) 3.3 Certificate of Designation of the Series A Non-Voting Convertible Preferred Stock of the Company (2)
4.1       Specimen Stock Certificate (1)
4.2 Certificate of Designation of the Series A Non-Voting Convertible Preferred Stock of the Company (see Exhibit 3.3)
4.3       Stock Option Plan (1)
4.4 Atlantic Premium Brands, Ltd. Employee Stock Purchase Plan dated November 1, 1997 (3)
4.5 $1.4 Million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauly (6)
4.6 6.35% Subordinated Non-Negotiable Promissory Note Due July 31, 2001 made by Richards Cajun Foods Corp. and the Company in favor of J.L. Richard in the original principal amount of $850,000 (*)
4.7 8% Subordinated Non-Negotiable Promissory Note Due September 30, 2001 made by Grogan's Merger Corp. in favor of Bobby L. Grogan and Betty R. Grogan in the original principal amount of $219,593 (*)
4.8 8% Subordinated Non-Negotiable Promissory Note Due December 31, 2003 made by Grogan's Farm, Inc. in favor of Jefferson Davis and Roger Davis in the original principal amount of $219,593 (*)
4.9 Secured Promissory Note dated as of March 20, 1998 of the Company and certain of its subsidiaries payable to Fleet Capital Corporation in the original principal amount of $11,000,000 (*)
4.10 Loan and Security Agreement dated as of March 20, 1998 among Fleet Capital Corporation, the Company and certain of its subsidiaries (*)
4.11 Stock Pledge Agreement dated as of March 20, 1998 between the Company and Fleet Capital Corporation (*)
4.12 Atlantic Premium Brands, Ltd. and Subsidiaries Senior Subordinated Note and Warrant Purchase Agreement dated as of March 20, 1998 among the Company, certain of its subsidiaries and Banc One Capital Partners, LLC ("Banc One") (*)
4.13 Senior Subordinated Note due March 31, 2005 of the Company payable to Banc One dated as of March 20, 1998 in the original principal amount of $6,500,000 (*)
4.14 Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase Warrant of Banc One dated as of March 20, 1998 (*)
4.15 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Banc One dated as of March 20, 1998 (*)
4.16 Put Option Agreement dated as of March 20, 1998 between the Company and Banc One (*)
4.17 Registration Rights Agreement dated as of March 20, 1998 between the Company and Banc One (*)
4.18 Shareholders Agreement dated as of March 20, 1998 among the Company, certain of its Shareholders and Banc One (*)
4.19 Preemptive Rights Agreement dated as of March 20, 1998 between the Company and Banc One (*)

4.20 Debt Subordination Agreement dated as of March 20, 1998 among Banc One Capital Partners, LLC, the Company, certain of its subsidiaries and Fleet Capital Corporation (*)
4.21 Lien Subordination Agreement dated as of March 20, 1998 between Fleet Capital Corporation and Banc One Capital Partners, LLC (*)
10.1 Distribution Agreement dated as of November 25, 1992 between Joseph Victori Wines, Inc. and Maryland Beverage, L.P., as amended. (**) (1)
10.2 Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M. Taslitz, Douglas L. Becker and R. Christopher Hoehn-Saric (1)
10.3 Consulting Agreement dated March 15, 1996 by and between the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc. (4)
10.4 Amendment to Consulting Agreement dated as of October 16, 1996 among the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc. (*)
10.5 Second Amendment to Consulting Agreement dated as of September 7, 1997 among the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc. (*)
10.6      Form of Tax Indemnification Agreement (1)
10.7 Stock Purchase Agreement dated as of January 23, 1996 among the Company, ABEV Acquisition Corp., Franklin Roth and Allen Pauly (6)
10.8 Employment Agreement dated March 15, 1996 between ABEV Acquisition Corp. and Franklin Roth (6)
10.9 Agreement and Plan of Merger dated as of January 25, 1996 among the Company, Carlton Foods Corp. and Carlton Foods, Inc. (6)
10.10 $1.4 million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauly (6)

10.11 Stock Purchase Agreement dated as of March 15, 1996 among the Company and Purchasers under the $2.8 million Private Placement (6)
10.12 Employment Agreement dated October 29, 1996 between the Company and Alan F. Sussna (7)
10.13 Asset Purchase Agreement dated as of March 6, 1998 among Potter's Acquisition Corp., J.C. Potter Sausage Company, Potter's Farm, Inc., Potter Rendering Co. and Potter Leasing Company, Ltd. (See Exhibit 2)
11        Statement regarding computation of per share earnings (*)
21        Subsidiaries of the Company (*)
23        Consent of Independent Public Accountants (*)
27        Financial Data Schedule (*)

------------------
*    Filed herewith.
** Confidential treatment was afforded for certain portions of these agreements.
(1) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Form S-8 Registration Statement No. 333-39561 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated April 27, 1994, filed with the Securities and Exchange Commission on July 11, 1994, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 15, 1996, filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.