Form 10-Q
period 1998-03-31
ATLANTIC PREMIUM BRANDS LTD
filed 1998-05-15
CIK 912609

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 1998

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


           For the transition period from __________ to __________

                       Commission File Number:  1-13747


                        ATLANTIC PREMIUM BRANDS, LTD.
            -----------------------------------------------------
            (Exact Name of registrant as specified in its charter)


                DELAWARE                          36-3761400
    -------------------------------         --------------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)


       650 DUNDEE ROAD, SUITE 370
          NORTHBROOK, ILLINOIS                       60062
---------------------------------------     --------------------
(Address of principal executive offices)          (Zip Code)


     Registrant's telephone number, including area code:  (847) 480-4000

         Securities registered pursuant to Section 12(b) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                         ----------------------------
                                Title of Class

         Securities registered pursuant to Section 12(g) of the Act:
                                NOT APPLICABLE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        ----      ----

As of May 11, 1998, there were outstanding 7,400,174 shares of Common Stock, par value $.01 per share, of the Registrant.

                       PART I -- FINANCIAL INFORMATION

ITEM 1.

                        ATLANTIC PREMIUM BRANDS, LTD.

                         CONSOLIDATED BALANCE SHEETS


                                                                  December 31,    March 31,
                                                                      1997          1998
                                                                  -----------    -----------
                                                                                 (Unaudited)
                           ASSETS
                           ------
CURRENT ASSETS:
  Cash                                                            $ 1,262,805    $ 2,614,673
  Accounts receivable, net of allowance for doubtful accounts
   of $117,000 and $129,000, respectively                           9,448,489     10,831,697
  Inventory                                                         4,213,026      6,715,832
  Prepaid expenses and other                                          672,386        840,238
                                                                  -----------    -----------
     Total current assets                                          15,596,706     21,002,440
PROPERTY, PLANT AND EQUIPMENT, net                                  4,939,536     13,422,882
GOODWILL, net                                                      12,790,619     12,714,395
OTHER ASSETS, net                                                   1,626,831      2,334,373
                                                                  -----------    -----------
Total Assets                                                      $34,953,692    $49,474,090
                                                                  ===========    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES:
  Bank overdraft                                                  $ 1,491,557    $ 2,611,422
  Line of credit                                                    6,839,323      7,196,353
  Current portion of long-term debt                                 1,659,310        709,249
  Accounts payable                                                  8,216,422      8,074,120
  Accrued expenses                                                  1,061,338      1,272,842
                                                                  -----------    -----------
     Total current liabilities                                     19,267,950     19,863,986
LONG-TERM DEBT, net of current portion                              6,297,288     18,225,167
WARRANTS OUTSTANDING                                                        -      1,435,000
                                                                  -----------    -----------
     Total liabilities                                             25,565,238     39,524,153
                                                                  -----------    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
   none issued                                                              -              -
  Common stock, $.01 par value; 30,000,000 shares authorized;
   7,373,574 shares issued in 1997 and 1998                            73,770         73,770
  Additional paid-in capital                                       12,141,176     12,153,676
  Accumulated deficit                                              (2,826,492)    (2,277,509)
                                                                  -----------    -----------
     Total Stockholders' Equity                                     9,388,454      9,949,937
                                                                  -----------    -----------
     Total Liabilities and Stockholders' Equity                   $34,953,692    $49,474,090
                                                                  ===========    ===========


      The accompanying notes are an integral part of these consolidated balance sheets.

                        ATLANTIC PREMIUM BRANDS, LTD.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                           ----------------------------
                                                                  1997          1998
                                                              -----------   -----------
NET SALES                                                     $41,401,370   $41,349,414
COST OF GOODS SOLD, exclusive of depreciation shown below      36,571,827    35,949,078
                                                              -----------   -----------
  Gross Profit                                                  4,829,543     5,400,336
                                                              -----------   -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries and benefits                                         2,052,958     2,117,714
  Other operating expenses                                      1,975,361     2,184,844
  Depreciation and amortization                                   310,601       428,057
                                                              -----------   -----------
     Total selling, general and administrative expenses         4,338,920     4,730,615
                                                              -----------   -----------
     Income from operations                                       490,623       669,721
INTEREST EXPENSE                                                 (371,321)     (363,827)

OTHER INCOME                                                       49,740       122,582
                                                              -----------   -----------
  Income before income tax provision                              169,042       428,476
INCOME TAX BENEFIT                                                      -       315,500
                                                              -----------   -----------
  Net income before extraordinary loss                            169,042       743,976
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
 OF DEBT, net of income tax benefit of $122,000                         -       194,993
                                                              -----------   -----------
   Net income                                                 $   169,042   $   548,983
                                                              ===========   ===========
INCOME PER COMMON SHARE DATA
 BASIC EPS:
  Net income before extraordinary loss                        $       .03   $       .10
  Extraordinary loss, net of tax                                        -          (.03)
                                                              -----------   -----------
NET INCOME                                                    $       .03   $       .07
                                                              ===========   ===========
DILUTED EPS:
  Net income before extraordinary loss                        $       .03   $       .10
  Extraordinary loss, net of tax                                        -          (.03)
                                                              -----------   -----------
NET INCOME                                                    $       .03   $       .07
                                                              ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic calculation                                             6,396,610     7,373,574
                                                              ===========   ===========
  Diluted calculation                                           6,655,993     7,621,156
                                                              ===========   ===========

       The accompanying notes are an integral part of these statements.

                        ATLANTIC PREMIUM BRANDS, LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                       Three Months Ended
                                                                           March 31,
                                                                   ---------------------------
                                                                       1997           1998
                                                                    ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  169,042     $   548,983
  Adjustments to reconcile net income to cash flows provided by operating activities, net of non-cash items and
   effect of business combinations:
   Extraordinary loss on early extinguishment of debt                        -         194,993
   Depreciation and amortization                                       310,601         428,057
   Deferred income tax benefit                                               -        (462,500)

   (Increase) decrease in accounts receivable, net                   2,742,313         401,859
   Decrease (increase) in inventory                                   (922,409)       (750,340)

   Decrease in other assets                                             11,168               -
   Decrease (increase) in prepaid expenses and other                  (495,076)       (132,635)

   (Decrease) increase in accounts payable                           1,426,505        (415,746)

   Increase (decrease) in accrued expenses                            (647,758)       (141,314)
                                                                    ----------     -----------
   Net cash flow (used in) provided by operating activities of-
    Continuing operations                                            2,594,386        (328,643)

    Discontinued operations                                            (78,269)              -
                                                                    ----------     -----------
     Net cash (used in) provided by operating activities             2,516,117        (328,643)
                                                                    ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                                            (111,329)       (113,039)
  Cash paid for acquisition, including related costs                         -     (11,667,181)
  Other                                                                      -        (162,261)
                                                                    ----------     -----------
     Net cash used in investing activities                            (111,329)    (11,942,481)
                                                                    ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease (increase) in bank overdraft, net                          (636,702)      1,119,865
  Repayment of long-term debt                                         (413,692)     (5,087,182)

  Cash paid for financing fees                                               -        (279,221)
  Borrowings (payments) under line of credit                        (1,297,179)        357,030
  Borrowings under senior subordinated note                                  -       5,065,000
  Issuance of common stock warrants                                          -       1,435,000
  Issuance of common stock options                                           -          12,500
   Borrowings under term loan                                                -      11,000,000
                                                                    ----------     -----------
     Net cash flows provided by (used in) financing
      activities                                                    (2,347,573)     13,622,992
                                                                    ----------     -----------
NET INCREASE IN CASH                                                    57,215       1,351,868
CASH, beginning of period                                            1,248,963       1,262,805
                                                                    ----------     -----------
CASH, end of period                                                 $1,306,178     $ 2,614,673
                                                                    ==========     ===========

       The accompanying notes are an integral part of these statements.

                        ATLANTIC PREMIUM BRANDS, LTD.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1998 AND 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements present the accounts of Atlantic Premium Brands, Ltd. (formerly Atlantic Beverage Company, Inc.) and subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

The Company is engaged in the distribution of specialty nonalcoholic beverages to the retail trade in the Baltimore and Washington, D.C. metropolitan areas and, as a result of business combinations consummated, is engaged in the manufacturing, marketing and distribution of meat products in Texas, Louisiana, Kentucky, Oklahoma and surrounding states. The operating results of the Company's food division are impacted by changes in commodity markets.

The consolidated financial statements included herein for Atlantic Premium Brands, Ltd. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months ending March 31, 1998, are not necessarily indicative of the operating results expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1997, consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated March 31, 1998.

Revenue Recognition

The Company records sales when product is delivered to the customers. Discounts provided, principally volume, are accrued at the time of the sale.

Cash

Cash consists of cash held in various deposit accounts with financial institutions. As of March 31, 1998, $175,000 was restricted to meet minimum balance funding requirements.

Inventory

Inventory is stated at the lower of cost or market. It is comprised of raw materials, finished goods and inventory supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:

                                              December 31,      March 31,
                                                  1997            1998
                                              -----------      ----------
Raw materials                                 $  297,297       $  261,670
Finished goods                                 3,380,766        5,094,471
Packaging supplies                               534,963        1,359,691
                                              -----------      ----------
Total inventory                               $4,213,026       $6,715,832
                                              ===========      ==========

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

Other Assets

Other assets consist of noncompete agreements, deferred acquisition costs, cash surrender value of life insurance, distribution, exclusivity and license agreements and deferred financing costs (see Note 5). Noncompete agreements and distribution, exclusivity and license agreements are being amortized over 2-5 years using the straight-line method. The deferred financing costs, net of related accumulated amortization, related to extinguished debt were written off in March 1998 (see Note 5).

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

Earnings Per Share

The weighted average shares used to calculate basic and diluted earnings per share for the three months ended March 31, 1997 and 1998, in accordance with SFAS No. 128 are as follows:

                                                         1997      1998
                                                      ---------  ---------
Common stock outstanding                              6,396,610  7,373,574
                                                      ---------  ---------
Weighted average shares outstanding for basic EPS     6,396,610  7,373,574
Diluted effect of common stock equivalents              259,383    247,582
                                                      ---------  ---------
Weighted average shares outstanding for dilutive EPS  6,655,993  7,621,156
                                                      =========  =========

Options to purchase 126,050 shares of common stock at $3.63 per share were outstanding during the first quarter of 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the quarter.

Put warrants to purchase up to a maximum of 1,095,700 shares of common stock, as of March 31, 1998 at $3.38 per share were outstanding during the first quarter of 1998 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the quarter.

Accounting Pronouncements

During June 1997, the FASB issued Statement No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management has determined that the implementation of SFAS No. 130 will not have any impact on the Company's financial statements.

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

2.   CONTINGENCIES:

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

3.   BUSINESS COMBINATIONS:

As of March 20, 1998, the Company acquired substantially all of the assets and certain liabilities of J.C. Potter, a food processing business in Durant, Oklahoma, specializing in a line of premium products including breakfast sausage, link sausage and sausage and biscuits. In connection with the Potter transaction, the Company paid $11,667,181 in cash, plus related transaction costs. The business combination was accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based upon fair value. The purchase price was allocated as follows:


Cash paid                     $10,495,407
Transaction costs               1,171,774
                              -----------
   Total purchase price       $11,667,181
                              ===========
Current assets acquired       $ 3,572,750
Noncurrent assets acquired      8,720,693
Current liabilities acquired     (626,262)
                              -----------
   Net assets acquired        $11,667,181
                              ===========

4.   DEBT REFINANCING:

On March 20, 1998, the Company refinanced its senior revolver and term debt. The new debt consists of an $11 million term note, a $15 million line of credit and $6.5 million Senior Subordinated Note with detachable put warrants.

The new term debt bears interest at either the bank's prime rate plus 1% or Adjusted LIBOR plus 2.5%, at the Company's option. This loan is due in varying amounts monthly through March 2003 and is secured by all assets of the Company.

Under the terms of the new line of credit agreement, the Company is permitted to borrow up to $15,000,000, subject to advance formulas based on accounts receivable, inventory and letter of credit obligations outstanding through March 2003. Amounts borrowed are due on demand and bear interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%. Interest is payable monthly and amounts are secured by all assets of the Company.

The $6.5 million Senior Subordinated Note, maturing on March 31, 2005 bears interest at 10%. Principal is payable in quarterly installments beginning June 30, 2003. The subordinated debt was issued with detachable put warrants to purchase 666,947 shares of nonvoting common stock at $3.38 per share and a contingent warrant to purchase up to a maximum of 428,753 shares of nonvoting common stock at $3.38 per share based upon the equity value of the Company on certain dates. The warrants have been recorded at an estimated fair value of $1,435,000, resulting in a discount on the Senior Subordinated Note of the same amount. This discount is being amortized over the seven year term of the note as additional interest expense. For the period ended March 31, 1998, amortization of the debt discount was approximately $5,700.

In connection with this debt refinancing, the Company recorded an extraordinary loss of $194,993 related to the write off of deferred financing costs, net of an income tax benefit of $122,000. Also, the Company incurred additional financing costs which have been deferred and are being amortized over the terms of the related debt.

5.   INCOME TAXES:

As of December 31, 1997, the Company had recorded a valuation allowance of $462,500 against its net deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
However, after considering the Company's recent historical results and future projections of taxable income, the Company believes that it is more likely than not that the deferred tax assets will be realized prior to expiration of such assets. As a result, the Company has reversed this allowance as of March 31, 1998, by recording a benefit for deferred income taxes.

Item 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


General

        In 1996 the Company implemented a new corporate strategy that resulted in the acquisition of five food businesses. Each of these businesses represents a local or regional branded processed meat company. In addition to significantly increasing the Company's size, the newly acquired businesses have created a broader platform for future growth.

        In order to acquire and operate its food businesses, the Company formed four new subsidiaries during 1996: Prefco Corp., Carlton Foods Corp., Richards Cajun Foods Corp., and Grogan's Farm, Inc. On March 20, 1998, the Company formed a fifth new subsidiary to operate the business of the J.C. Potter Sausage Company.

        The Company continues to operate as a distributor of non-alcoholic beverages in the Baltimore and Washington D.C. metropolitan areas. This business represents the Company's Beverage Division, while the five subsidiaries collectively represent the Company's Food Division.

Acquisition

        On March 20 ,1998, the Company acquired substantially all of the assets of J.C. Potter Sausage Company, a branded food processing company based in Durant, Oklahoma, in consideration for approximately $13.0 million cash plus related transaction costs. In connection with this acquisition, the Company borrowed approximately $6.5 million in subordinated debt from Banc One Capital Corporation. The subordinated debt included detachable common stock warrants. The Company also refinanced its senior revolver and term debt through Fleet Capital. The new senior debt facility (the "Fleet Facility") provided a term loan of $11 million, which was approximately $6.0 million greater than the balance previously outstanding under the LaSalle Facility.

Results of Operations

        All of the acquisitions completed during 1996 were recorded utilizing the purchase method of accounting. Therefore results of the acquired businesses prior to the effective date of such acquisitions are not included in the Company's Results of Operations.

        During 1996, 1997 and 1998, the Company's Carlton subsidiary and the Company's Grogan's subsidiary both sold product to the Company's Prefco subsidiary. During 1998 the Company's Potter subsidiary sold product to both the Company's Carlton and Prefco subsidiaries and purchased product from the Company's Grogan subsidiary. The Company's financial statements do not reflect this activity, as it is eliminated on a consolidated basis.


        Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

        Net Sales. Net sales decreased by approximately $52 thousand or .1% from approximately $41.4 million for the quarter ended March 31, 1997 to approximately $41.3 million for the quarter ended March 31, 1998. Sales of the Company's Food Division increased by approximately .1%, while sales of the Company's Beverage Division decreased by approximately 2%.

        Gross Profit. Gross profit increased by approximately $0.6 million or 11.8% from approximately $4.8 million for the quarter ended March 31, 1997 to approximately $5.4 million for the quarter ended March 31, 1998. This increase reflects a decline in sales but an improvement in the margins for the Beverage Division, declining raw material costs associated with the Company's Food Division, and the inclusion of Potter's results for 10 days in the first quarter of 1998.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $0.4 million from approximately $4.3 million for the quarter ended March 31, 1997 to approximately $4.7 million for the quarter ended March 31, 1998. This increase reflects an increase in marketing related expenses and the inclusion of Potter's results for 10 days in the first quarter of 1998.

        Income from Operations. Income from operations increased approximately $0.2 million from approximately $0.5 million for the quarter ended March 31, 1997 to approximately $0.7 million for the quarter ended March 31, 1998. This increase is attributable to factors discussed above in Gross Profit and the Selling, General and Administrative Expenses.

        Interest Expense. Interest expense was approximately $0.4 million for both the quarter ended March 31, 1998 and the comparable period in 1997.

        Extraordinary Item. During the quarter ended March 31, 1998 the Company recorded a one-time extraordinary expense of $0.3 million resulting from the early extinquishment of debt and the related unamortized cost of acquiring the LaSalle Facility which was refinanced through the Fleet Facility. This extraordinary expense was recorded net of the related tax benefit of $0.1 million.

        Tax Benefit. The income tax benefit increased from zero for the quarter ended March 31, 1997 to approximately $0.3 million for the quarter ended March 31, 1998. Based on the Company's historical results, including the first quarter results, and current financial projections, management believes it is more likely than not that the deferred tax asset will be fully realized. Accordingly, management concluded that the valuation allowance on its deferred tax assets was no longer necessary. The reversal of the valuation allowance was recorded as a benefit from income taxes.

        Net Income. Net income increased approximately $0.4 million from approximately $0.2 million for the quarter ended March 31, 1997 to approximately $0.6 million for the quarter ended March 31, 1998.

This increase is primarily attributable to the factors discussed above in Income from Operations, Extraordinary Item and Tax Benefit.



Liquidity and Capital Resources

        Cash provided by operating activities for the quarter ended March 31, 1998 was approximately $0.3 million. This amount was principally affected by net income, the add-back of depreciation, amortization, the deferred income tax benefit and non-cash interest, increases in inventory, prepaid expenses, and decreases in accounts receivable, accounts payable and accrued expenses. Cash used in investing activities for the quarter ended March 31, 1998 was approximately $11.9 million and reflected the acquisition of equipment and the payment of cash in connection with business combinations. Cash provided by financing activities was approximately $13.6 million and was principally affected by the refinancing of the LaSalle Facility with the Fleet Facility, the borrowings under the senior subordinated note and the related common stock warrants, payments on the Company's term debt and line of credit and a decrease in the bank overdraft balance. Net cash increase during the period was approximately $1.4 million.

        As of March 31, 1998, the Company had outstanding under the Fleet Facility approximately $11 million in term debt, $6.5 million of Senior Subordinated Debt owed to Banc One, approximately $7 million in line-of-credit borrowings and approximately $2.7 million of subordinated debt owed to former owners of Prefco, Richard's, Grogan's and Partin's, principal on which is due in 2001. Monthly interest payments, currently reflecting an average rate of approximately 7.7%, are being made on the subordinated debt owed to former owners. The new term debt and new line of credit agreement bear interest at either the bank's prime rate plus 1% or Adjusted LIBOR plus 2.5% at the Company's option. The new Senior Subordinated Note bears interest at 10%.

        The Company believes that cash generated from operations and bank borrowings will be sufficient to fund its debt service, working capital requirements and capital expenditures as currently contemplated for 1998. This is a forward-looking statement and is inherently uncertain. Actual results may differ materially. The Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's compliance with covenants in the Fleet Facility. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the Fleet Facility.

        The Company's balance sheet as of March 31, 1998 reflected a net deferred tax asset of approximately $0.6 million. A valuation allowance that existed as of December 31, 1997 was reversed because, based on the weight of all available evidence, management believes it is more likely than not that the remaining deferred tax asset will be fully realized.

        In the first quarter of 1998, the Company acquired substantially all of the assets of J.C. Potter Sausage Company, a branded food processing company based in Durant, Oklahoma, in consideration for approximately $13.0 million cash plus related transaction costs. In connection with this acquisition, the Company borrowed approximately $6.5 million in subordinated debt from Banc One Capital Corporation. The subordinated debt included detachable common stock warrants. The Company also refinanced its senior revolver and term debt through Fleet Capital. The new senior revolver facility (the "Fleet Facility") provided a line of credit balance as of March 31, 1998 of approximately $7 million, which was $0.4 million greater than the balance previously outstanding under the LaSalle Facility. The new senior debt facility provided a term loan of $11 million, which was approximately $6.0 million greater than the balance previously outstanding under the LaSalle Facility.

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

Forward Looking Statements

     The Company wants to provide stockholders and investors with more meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains forward looking information and describes the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward looking" statements by words such as "believes," "estimates," "will be, " and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of the Company's business strategy; uncertainty as to evolving consumer preferences; seasonality of demand for certain products; customer and supplier concentration; the impact of competition; and sensitivity to such factors as weather and raw material costs. Readers are encouraged to review the Company's Annual Report on Form 10-K and its Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. The Company assumes no obligation to update the information contained in this Quarterly Report on Form 10-Q.

                         PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.
         None.

ITEM 2.  CHANGES IN SECURITIES.



     On March 20, 1998, the Company sold a Common Stock Purchase Warrant (the "Warrant") and a Contingent Common Stock Purchase Warrant (the "Contingent Warrant," and collectively with the Warrant, the "Warrants") to Banc One Capital Partners, LLC ("Banc One") for an aggregate purchase price of $100.
The Warrants were sold to Banc One with a $6.5 million Senior Subordinated Note pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), to partially finance the Company's March 20, 1998 acquisiton of substantially all of the assets of J.C. Potter Sausage Company. The Company did not offer these securities in a public offering and it relied upon Banc One's representation that it is an accredited investor within the definition of Regulation D under the Securities Act.

     The Warrant is exercisable for 666,947 shares of nonvoting common stock at a per share exercise price of $3.38, subject to adjustment. The Contingent Warrant becomes exercisable on March 20, 2003 (unless this date is accelerated pursuant to the terms of the Contingent Warrant) for a number of shares of nonvoting common stock which varies depending upon an equity valuation of the Company as of March 20, 2003 (or such earlier date that the Contingent Warrant becomes exercisable) at a per share exercise price of $3.38, subject to adjustment.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.



     (a) Exhibits: The following are filed as Exhibits to this Quarterly Report on Form 10-Q:


         Exhibit
         Number                Description
         -------               -----------


         2 Asset Purchase Agreement dated as of March 6, 1998 among Potter's Acquisition Corp., J.C. Potter Sausage Company, Potter's Farm, Inc., Potter Rendering Co. and Potter Leasing Company, Ltd.

         3(i) Certificate of Incorporation of the Company, including all amendments thereto

         3(ii) By-Laws of the Company

         4.1 Secured Promissory Note dated as of March 20, 1998 of the Company and certain of its subsidiaries payable to Fleet Capital Corporation in the original principal amount of $11,000,000

         4.2 Loan and Security Agreement dated as of March 20, 1998 among Fleet Capital Corporation, the Company and certain of its subsidiaries

         4.3 Stock Pledge Agreement dated as of March 20, 1998 between the Company and Fleet Capital Corporation

         4.4 Atlantic Premium Brands, Ltd. and Subsidiaries Senior Subordinated Note and Warrant Purchase Agreement dated as of March 20, 1998 among the Company, certain of its subsidiaries and Banc One Capital Partners, LLC ("Banc One")

         4.5 Senior Subordinated Note due March 31, 2005 of the Company payable to Banc One dated as of March 20, 1998 in the original principal amount of $6,500,000

         4.6  Atlantic Premium Brands, Ltd. Warrant Certificate
              Common Stock Purchase Warrant of Banc One dated as of March
              20, 1998

         4.7 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Banc One dated as of
              March 20, 1998

         4.8 Put Option Agreement dated as of March 20, 1998 between the Company and Banc One

         4.9 Registration Rights Agreement dated as of March 20, 1998 between the Company and Banc One

         4.10 Shareholders Agreement dated as of March 20, 1998 among the Company, certain of its shareholders and Banc One

         4.11 Preemptive Rights Agreement dated as of March 20,
              1998 between the Company and Banc One

         4.12 Debt Subordination Agreement dated as of March 20, 1998 among Banc One, the Company, certain of its subsidiaries and Fleet Capital Corporation

         4.13 Lien Subordination Agreement dated as of March 20, 1998 between Fleet Capital Corporation and Banc One

         10 Employment Agreement dated as of April 6, 1998 between the Company and Thomas M. Dalton

         11 Statement Regarding Computation of Per Share Earnings for the three months ended March 31, 1998

         27   Financial Data Schedule

     (b) Reports on Form 8-K:

         None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ATLANTIC PREMIUM BRANDS, LTD.

Date: May 15,1998
                                       By: /s/ Thomas M. Dalton
                                           -----------------------------------
                                           Thomas M. Dalton, Chief Financial
                                           Officer and Senior Vice President
                                           (On behalf of Registrant and as
                                           Chief Accounting Officer)

                              INDEX TO EXHIBITS



Exhibit
Number                                    Description
-------        ----------------------------------------------------------------

2 Asset Purchase Agreement dated as of March 6, 1998 among Potter's Acquisition Corp., J.C. Potter Sausage Company, Potter's Farm, Inc., Potter Rendering Co. and Potter Leasing Company, Ltd. (1)

3(i) Certificate of Incorporation of the Company, including all amendments thereto (2)

3(ii)          By-Laws of the Company (2)

4.1 Secured Promissory Note dated as of March 20, 1998 of the Company and certain of its subsidiaries payable to Fleet Capital Corporation in the original principal amount of $11,000,000 (1)

4.2 Loan and Security Agreement dated as of March 20, 1998 among Fleet Capital Corporation, the Company and certain of its subsidiaries (1)

4.3 Stock Pledge Agreement dated as of March 20, 1998 between the Company and Fleet Capital Corporation (1)

4.4 Atlantic Premium Brands, Ltd. and Subsidiaries Senior Subordinated Note and Warrant Purchase Agreement dated as of March 20, 1998 among the Company, certain of its subsidiaries Banc One Capital Partners, LLC ("Banc One") (1)

4.5 Senior Subordinated Note due March 31, 2005 of the Company payable to Banc One dated as of March 20, 1998 in the original principal amount of $6,500,000 (1)

4.6 Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase Warrant of Banc One dated as of March 20, 1998 (1)

4.7 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Banc One dated as of March 20, 1998 (1)

4.8 Put Option Agreement dated as of March 20, 1998 between the Company and Banc One (1)

4.9 Registration Rights Agreement dated as of March 20, 1998 between the Company and Banc One (1)

4.10 Shareholders Agreement dated as of March 20, 1998 among the Company, certain of its shareholders and Banc One (1)

4.11 Preemptive Rights Agreement dated as of March 20, 1998 between the Company and Banc One (1)

4.12 Debt Subordination Agreement dated as of March 20, 1998 among Banc One, the Company, certain of its subsidiaries and Fleet Capital Corporation (1)

Exhibit
Number                               Description
-------         ---------------------------------------------------------
4.13            Lien Subordination Agreement dated as of March 20, 1998 between
                Fleet Capital Corporation and Banc One (1)

10 Employment Agreement dated as of April 6, 1998 between the Company and Thomas M. Dalton *

11 Statement Regarding Computation of Per Share Earnings for the three months ended March 31, 1998 *

27              Financial Data Schedule *

______________________
*    Filed herewith.

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.