Form 10-Q
period 1998-06-30
ATLANTIC PREMIUM BRANDS LTD
filed 1998-08-13
CIK 912609

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

          Commission File Number:  1-13747




                    ATLANTIC PREMIUM BRANDS, LTD.
-------------------------------------------------------------------------------
       (Exact Name of registrant as specified in its charter)

                DELAWARE                          36-3761400
    -------------------------------            -----------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)
       650 DUNDEE ROAD, SUITE 370

          NORTHBROOK, ILLINOIS                       60062
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)


     Registrant's telephone number, including area code:  (847) 480-4000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___



As of August 3, 1998, there were outstanding 7,385,679 shares of Common Stock, par value $.01 per share, of the Registrant.

                         ATLANTIC PREMIUM BRANDS, LTD.

                          CONSOLIDATED BALANCE SHEETS



                                                               December 31,   June 30,
                                                                   1997         1998
                                                               -----------   -----------
                                                                             (Unaudited)
                           ASSETS
                           ------
CURRENT ASSETS:
  Cash                                                         $  1,262,805  $ 2,603,812
  Accounts receivable, net of allowance for doubtful accounts
    of $117,000 and $178,000, respectively                        9,448,489    9,715,837
  Inventory                                                       4,213,026    6,471,741
  Prepaid expenses and other                                        672,386      778,778
                                                               ------------  -----------
     Total current assets                                        15,596,706   19,570,168

PROPERTY, PLANT AND EQUIPMENT, net                                4,939,536   13,496,953

GOODWILL, net                                                    12,790,619   12,757,730

OTHER ASSETS, net                                                 1,626,831    1,756,504
                                                               ------------  -----------
     Total Assets                                              $ 34,953,692  $47,581,355
                                                               ============  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                               $  1,491,557  $ 2,598,335
  Line of credit                                                  6,839,323    5,829,921
  Current portion of long-term debt                               1,659,310    1,168,092
  Accounts payable                                                8,216,422    6,602,809
  Accrued expenses                                                1,061,338    2,045,372
                                                               ------------  -----------
     Total current liabilities                                   19,267,950   18,244,529

LONG-TERM DEBT, net of current portion                            6,297,288   17,593,540

PUT WARRANTS                                                              -    1,470,000
                                                               ------------  -----------
     Total Liabilities                                           25,565,238   37,308,069
                                                               ------------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
    none issued                                                           -            -
  Common stock, $.01 par value; 30,000,000 shares authorized;
    7,373,574 shares issued in 1997 and 7,432,109 shares
    issued in 1998                                                   73,770       74,355
  Additional paid-in capital                                     12,141,176   12,200,124
  Accumulated deficit                                            (2,826,492)  (2,001,193)
                                                               ------------  -----------
     Total Stockholders' Equity                                   9,388,454   10,273,286
                                                               ------------  -----------
     Total Liabilities and Stockholders' Equity                $ 34,953,692  $47,581,355
                                                               ============  ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                         ATLANTIC PREMIUM BRANDS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                 Six Months Ended         Three Months Ended
                                                     June 30,                  June 30,
                                             ------------------------  ------------------------
                                                1997         1998         1997         1998
                                             -----------  -----------  -----------  -----------
NET SALES                                    $84,055,733  $92,861,453  $42,654,363  $51,512,039
COST OF GOODS SOLD, exclusive of
  depreciation shown below                    74,153,311   79,526,311   37,581,484   43,577,233
                                             -----------  -----------  -----------  -----------
     Gross profit                              9,902,422   13,335,142    5,072,879    7,934,806
                                             -----------  -----------  -----------  -----------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
  Salaries and benefits                        4,154,423    5,277,880    2,101,465    3,160,166
  Other operating expenses                     3,971,961    5,240,637    1,996,600    3,055,793
  Depreciation and amortization                  590,808      951,127      305,207      523,070
                                             -----------  -----------  -----------  -----------
     Total selling, general and
      administrative expenses                  8,717,192   11,469,644    4,403,272    6,739,029
                                             -----------  -----------  -----------  -----------
     Income from operations                    1,185,230    1,865,498      669,607    1,195,777
INTEREST EXPENSE                                (843,875)  (1,182,390)    (447,554)    (818,563)
OTHER INCOME, net                                127,950      221,684       78,210       99,102
                                             -----------  -----------  -----------  -----------
     Income before income tax benefit
      (provision)                                469,305      904,792      300,263      476,316
INCOME TAX BENEFIT (PROVISION)                         -      115,500            -     (200,000)
                                             -----------  -----------  -----------  -----------
     Net income before extraordinary
      loss                                       469,305    1,020,292      300,263      276,316
                                             ===========  ===========  ===========  ===========
EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, net of
  income tax benefit of $122,000                       -      194,993            -            -
                                             -----------  -----------  -----------  -----------
     Net income                              $   469,305  $   825,299  $   300,263  $   276,316
                                             ===========  ===========  ===========  ===========
INCOME PER COMMON SHARE DATA
  BASIC EPS:
    Net income before extraordinary loss            $.07         $.14         $.05         $.04
    Extraordinary loss, net of tax                     -         (.03)           -            -
                                             -----------  -----------  -----------  -----------
     Net income                                     $.07         $.11         $.05         $.04
                                             ===========  ===========  ===========  ===========
DILUTED EPS:
    Net income before extraordinary loss            $.07         $.14         $.05         $.04
    Extraordinary loss, net of tax                     -         (.03)           -            -
                                             -----------  -----------  -----------  -----------
     Net income                                     $.07         $.11         $.05         $.04
                                             ===========  ===========  ===========  ===========
WEIGHTED AVERAGE SHARES
    OUTSTANDING:
    Basic calculation                          6,396,610    7,388,169    6,396,610    7,402,603
                                             ===========  ===========  ===========  ===========
    Diluted calculation                        6,664,031    7,621,937    6,670,803    7,620,369
                                             ===========  ===========  ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                         ATLANTIC PREMIUM BRANDS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Six Months Ended June 30,
                                                                     ----------------------------
                                                                         1997          1998
                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   469,305   $    825,299
  Adjustments to reconcile net income to cash flows provided by operating activities, net of non-cash items and
    effect of business combinations-
    Extraordinary loss on early extinguishment of debt,net                       -        194,993
    Depreciation and amortization                                          590,808        951,127
    Deferred income tax benefit                                                  -       (115,500)
    Amortization of debt discount and deferred financing costs             101,689        165,416
    Non-cash compensation expense                                                -         47,033
    Accretion of put warrants                                                    -         35,000
    Changes in operating assets and liabilities:
      Decrease in accounts receivable, net                               2,040,517      1,267,719
      Increase in inventory                                             (2,001,657)      (506,249)
      Increase in other assets                                             (62,526)       (12,500)
      (Increase) decrease in prepaid expenses and other                   (327,623)        40,825
      Increase (decrease) in accounts payable                            2,578,186     (1,887,057)
      (Decrease) increase in accrued expenses                             (248,261)       689,754
                                                                     -------------  -------------
    Net cash flow provided by (used in) operating activities of-
      Continuing operations                                              3,140,438      1,695,860
      Discontinued operations                                             (129,960)             -
                                                                     -------------  -------------
         Net cash provided by operating activities                       3,010,478      1,695,860
                                                                     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                                                (515,184)      (578,188)
  Purchase of distribution rights                                         (267,885)             -
  Cash paid for acquisition, including related costs                             -    (11,667,181)
  Proceeds from disposals of equipment                                           -        121,688
                                                                     -------------  -------------
      Net cash used in investing activities                               (783,069)   (12,123,681)
                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in bank overdraft, net                              (329,931)     1,106,778
  Repayment of long-term debt                                             (813,254)    (5,335,714)
  Cash paid for financing fees                                                   -       (505,334)
  Borrowings (payments) under line of credit                               346,123     (1,009,402)
  Borrowings under senior subordinated note                                      -      5,065,000
  Issuance of put warrants                                                       -      1,435,000
  Issuance of common stock options                                               -         12,500
  Borrowings under term loan                                                     -     11,000,000
                                                                     -------------  -------------
      Net cash flows (used in) provided by financing
       activities                                                         (797,062)    11,768,828
                                                                     -------------  -------------
NET INCREASE IN CASH                                                     1,430,347      1,341,007
CASH, beginning of period                                                1,248,963      1,262,805
                                                                     -------------  -------------
CASH, end of period                                                    $ 2,679,310   $  2,603,812
                                                                     =============  =============

 The accompanying notes are an integral part of these consolidated statements.

                         ATLANTIC PREMIUM BRANDS, LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997


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

The consolidated financial statements included herein for Atlantic Premium Brands, Ltd. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the six months ending June 30, 1998, are not necessarily indicative of the operating results expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1997, consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated March 31, 1998.

Revenue Recognition

The Company records sales when product is delivered to the customers. Discounts provided, principally volume, are accrued at the time of the sale.

Cash

Cash consists of cash held in various deposit accounts with financial institutions. As of June 30, 1998, $175,000 was restricted to meet minimum balance funding requirements.

Inventory

Inventory is stated at the lower of cost or market. It is comprised of raw materials, finished goods and inventory supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:


                                                           December 31,     June 30,
                                                               1997           1998
                                                           -----------     ----------
       Raw materials                                       $   297,297     $  544,303
       Finished goods                                        3,380,766      4,599,331
       Packaging supplies                                      534,963      1,328,107
                                                           -----------     ----------
          Total inventory                                  $ 4,213,026     $6,471,741
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

Other Assets

Other assets consist of noncompete agreements, deferred acquisition costs, cash surrender value of life insurance, distribution, exclusivity and license agreements and deferred financing costs (see Note 4). Noncompete agreements and distribution, exclusivity and license agreements are being amortized over 2-5 years using the straight-line method. The deferred financing costs, net of related accumulated amortization, related to extinguished debt were written off in March 1998 (see Note 4).

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

Earnings Per Share

The weighted average shares used to calculate basic and diluted earnings per share for the three months ended June 30, 1997 and 1998, in accordance with SFAS No. 128 are as follows:


                                                                       1997       1998
                                                                    ---------  ---------
     Common stock outstanding                                       6,396,610  7,432,109
                                                                    =========  =========
     Weighted average shares outstanding for basic EPS              6,396,610  7,402,603

     Dilutive effect of common stock equivalents                      274,193    217,766
                                                                    ---------  ---------
     Weighted average shares outstanding for dilutive EPS           6,670,803  7,620,369
                                                                    =========  =========

Options to purchase 229,050 shares of common stock at prices ranging from $3.30 to $3.63 per share were outstanding during the second quarter of 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the quarter.

Put warrants to purchase up to a maximum of 1,095,700 shares of common stock, as of June 30, 1998 at $3.38 per share were outstanding during the second quarter of 1998 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the quarter.

The weighted average shares used to calculate basic and diluted earnings per share for the six months ended June 30, 1997 and 1998, in accordance with SFAS No. 128 are as follows:


                                                                       1997       1998
                                                                    ---------  ---------
     Common stock outstanding                                       6,396,610  7,432,109
                                                                    =========  =========
     Weighted average shares outstanding for basic EPS              6,396,610  7,388,169

     Dilutive effect of common stock equivalents                      267,421    233,768
                                                                    ---------  ---------
     Weighted average shares outstanding for dilutive EPS           6,664,031  7,621,937
                                                                    =========  =========

Options to purchase 229,050 shares of common stock at prices ranging from $3.30 to $3.63 per share were outstanding during the six months ended June 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the six month period.

Put warrants to purchase up to a maximum of 1,095,700 shares of common stock, as of June 30, 1998 at $3.38 per share were outstanding during a portion of the six months ended June 30, 1998, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the six month period.

Reclassifications

Certain reclassifications have been made to the prior quarter amounts in order to conform to current quarter presentation.

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

The $6.5 million Senior Subordinated Note, maturing on June 30, 2005, bears interest at 10%. Principal is payable in quarterly installments beginning June 30, 2003. The subordinated debt was issued with detachable put warrants to purchase 666,947 shares of nonvoting common stock at $3.38 per share and a contingent put warrant to purchase up to a maximum of 428,753 shares of nonvoting common stock at $3.38 per share based upon the equity value of the Company on certain dates. The warrants have been recorded at an estimated fair value of $1,435,000, resulting in a discount on the Senior Subordinated Note of the same amount. This discount is being amortized over the seven year term of the note as additional interest expense. For the six months ended June 30, 1998, amortization of the debt discount was approximately $56,950.

In connection with this debt refinancing, the Company recorded an extraordinary loss of $194,993 related to the write off of deferred financing costs, net of an income tax benefit of $122,000. Also, the Company incurred additional financing costs which have been deferred and are being amortized over the terms of the related debt.

5.   INCOME TAXES:

As of December 31, 1997, the Company had recorded a valuation allowance of $462,500 against its net deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." However, after considering the Company's recent historical results and the weight of all other available information, the Company believes that it is more likely than not that the deferred tax assets will be realized prior to expiration of such assets. As a result, the Company has reversed this allowance as of March 31, 1998, by recording a benefit for deferred income taxes.

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

     In order to acquire and operate its food businesses, the Company formed four new subsidiaries during 1996: Prefco Corp., Carlton Foods Corp., Richards Cajun Foods Corp., and Grogan's Farm, Inc. On March 20, 1998, the Company formed a fifth new subsidiary to operate the business of the J.C. Potter Sausage Company ("Potters").

     The Company continues to operate as a distributor of non-alcoholic beverages in the Baltimore and Washington D.C. metropolitan areas. This business represents the Company's Beverage Division, while the five subsidiaries collectively represent the Company's Food Division.

ACQUISITION

     On March 20, 1998, the Company acquired substantially all of the assets of Potters, a branded food processing company based in Durant, Oklahoma, in consideration for approximately $13.0 million cash plus related transaction costs. In connection with this acquisition, the Company borrowed approximately $6.5 million in subordinated debt from Banc One Capital Corporation. The subordinated debt included detachable common stock put warrants. The Company also refinanced its senior revolver and term debt through Fleet Capital. The new senior debt facility (the "Fleet Facility") provided a term loan of $11.0 million, which was approximately $6.0 million greater than the balance previously outstanding under the Company's former senior debt facility with LaSalle National Bank ("LaSalle Facility").

RESULTS OF OPERATIONS

     All of the acquisitions were recorded utilizing the purchase method of accounting. Therefore, results of the acquired businesses prior to the effective date of such acquisitions are not included in the Company's Results of Operations.

     During 1996, 1997 and 1998, each of the Company's Carlton subsidiary and the Company's Grogan's subsidiary sold product to the Company's Prefco subsidiary. During 1998, the Company's Potter subsidiary sold product to the Company's Carlton and Prefco subsidiaries and purchased product from the Company's Grogan's subsidiary. The Company's financial statements do not reflect these activities, as they are eliminated on a consolidated basis.

     Quarter Ended June 30, 1998 Compared To Quarter Ended June 30, 1997

     Net Sales. Net sales increased by approximately $8.8 million or 20.6% from approximately $42.7 million for the quarter ended June 30, 1997 to approximately $51.5 million for the quarter ended June 30, 1998. Net sales of the Company's Food Division increased by approximately 25.3%, while net sales of the Company's Beverage Division decreased by approximately 5.8%.

     The increase in net sales for the Food Division was primarily attributable to the acquisition of Potters, which the Company did not own during the second quarter of 1997. The decrease in the Beverage Division's net sales reflected increasing price competition and an overall decline in the product category demand.

     Gross Profit. Gross profit increased by approximately $2.8 million or 54.9% from approximately $5.1 million for the quarter ended June 30, 1997 to approximately $7.9 million for the quarter ended June 30, 1998. This increase primarily reflects the factors discussed above in Net Sales. As a percentage of net sales, gross profit increased from 11.9% to 15.3%, reflecting a greater proportion of branded product sales in 1998 and the availability of certain of the Company's raw materials at prices below those paid in the same period of 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.3 million or 52.3% from approximately $4.4 million for the quarter ended June 30, 1997 to approximately $6.7 million for the quarter ended June 30, 1998. This increase is attributable to the factors discussed above in Net Sales.

     As a percentage of net sales, selling, general and administrative expenses increased from 10.3% to 13.0%. This increase reflected the addition of new branded products, which generally involve higher selling, general and administrative costs per sales dollar. It also reflected significant sales and marketing expenses incurred in connection with new product development. As a result of these investments, the Company will be introducing a number of new, branded products in the third and fourth quarters of 1998.

     Income from Operations. Income from operations increased approximately $0.5 million from approximately $0.7 million for the quarter ended June 30, 1997 to approximately $1.2 million for the quarter ended June 30, 1998. This increase is attributable to factors discussed above in Net Sales, Gross Profit and Selling, General and Administrative Expenses.

     Interest Expense. Interest expense increased approximately $0.4 million from approximately $0.4 million for the quarter ended June 30, 1997 to approximately $0.8 million for the quarter ended June 30, 1998. This increase was primarily attributable to debt that the Company incurred (and the related amortization of deferred financing costs, note discounts and the accretion of interest on the put warrants) in connection with the acquisition of Potters and the Fleet Facility.

     Tax Provision. The income tax provision increased from zero for the quarter ended June 30, 1997 to approximately $0.2 million for the quarter ended June 30, 1998 primarily due to the increase in non-deductible interest and goodwill expense.

     Net Income. Net income was approximately $0.3 million for both the quarter ended June 30, 1998 and the comparable period in 1997.

     Six Months Ended June 30, 1998 Compared To Six Months Ended June 30, 1997

     Net Sales. Net sales increased by approximately $8.8 million or 10.5% from approximately $84.1 million for the six months ended June 30, 1997 to approximately $92.9 million for the six months ended June 30, 1998. Sales of the Company's Food Division increased by approximately 12.6%, while sales of the Company's Beverage Division decreased by approximately 4.3%. The increase in food sales was primarily due to the acquisition of Potters, which the Company acquired on March 20, 1998. The decrease in the Beverage Division's net sales reflected increasing price competition and an overall decline in the product category demand.

     Gross Profit. Gross profit increased by approximately $3.4 million or 34.3% from approximately $9.9 million for the six months ended June 30, 1997 to approximately $13.3 million for the six months ended June 30, 1998. This increase reflects the factors discussed above in Net Sales and the availability of certain of the Company's raw materials at prices below those paid in the first six months of 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.8 million or 32.2% from approximately $8.7 million for the six months ended June 30, 1997 to approximately $11.5 million for the six months ended June 30, 1998. This increase is attributable primarily to the factors discussed above in Net Sales.

     As a percentage of net sales, selling, general and administrative expenses increased from 10.3% to 12.4%. This increase was primarily attributable to an increasing proportion of branded product sales, which generally require higher selling, general and administrative expenses per dollar of sales.

     Income from Operations. Income from operations increased approximately $0.7 million from approximately $1.2 million for the six months ended June 30, 1997 to approximately $1.9 million for the six months ended June 30, 1998. This increase is attributable to factors discussed above in Net Sales, Gross Profit and Selling, General and Administrative Expenses.

     Interest Expense. Interest expense increased approximately $0.4 million from approximately $0.8 million for the six months ended June 30, 1997 to approximately $1.2 million for the six months ended June 30, 1998. This increase was primarily attributable to debt that the Company incurred (and the related amortization of deferred financing costs, note discounts and the accretion of interest on the put warrants) in connection with the acquisition of Potters and the Fleet Facility.

     Other Income. Other income increased approximately $0.1 million from $0.1 million for the six months ended June 30, 1997 to approximately $0.2 million for the six months ended June 30, 1998. This increase was primarily the result of the acquisition of Potters.

     Extraordinary Item. During the six months ended June 30, 1998, the Company recorded a one-time extraordinary expense of $0.3 million resulting from the early extinquishment of debt and the related unamortized cost of acquiring the LaSalle Facility which was refinanced through the Fleet Facility. This extraordinary expense was recorded net of the related tax benefit of $0.1 million.

     Tax Benefit. The income tax benefit increased from zero for the six months ended June 30, 1997 to approximately $0.1 million for the six months ended June 30, 1998. Based on the Company's historical results and the weight of all other available evidence, management believes it is more likely than not that the deferred tax asset included in its December 31, 1997 financial statements will be fully realized. Accordingly, management concluded that the valuation allowance on its deferred tax asset was no longer necessary. The reversal of the valuation allowance was recorded as a benefit from income taxes.

     Net Income. Net income increased approximately $0.3 million from approximately $0.5 million for the six months ended June 30, 1997 to approximately $0.8 million for the six months ended June 30, 1998. This increase reflects the factors discussed above in Income from Operations, Interest Expense, Other Income and Tax Provision.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the six months ended June 30, 1998 was approximately $1.7 million. This amount was principally affected by net income, the add-back of depreciation, amortization and non-cash interest, increases in inventory and accrued expenses, and decreases in accounts receivable and accounts payable. Cash used in investing activities for the six months ended June 30, 1998 was approximately $12.1 million and reflected the acquisition of equipment and the payment of cash in connection with business combinations. Cash provided by financing activities was approximately $11.8 million and was principally affected by the refinancing of the LaSalle Facility with the Fleet Facility, the borrowings under the senior subordinated note and the related common stock put warrants, payments on the Company's term debt and line of credit and an increase in the bank overdraft balance. The net cash increase during the period was approximately $1.3 million.

     As of June 30, 1998, the Company had outstanding under the Fleet Facility approximately $10.8 million in term debt and approximately $5.8 million in line-of-credit borrowings. The Company owed $6.5 million of Senior Subordinated Debt to Bank One, and approximately $2.7 million of subordinated debt to former owners of Prefco, Richard's, Grogan's and Partin's. The subordinated debt owed to former owners bears interest at an average rate of approximately 7.7%. The new term debt and new line of credit agreement (under the Fleet Facility) bear interest at either the bank's prime rate plus 1% or Adjusted LIBOR plus 2.5% at the Company's option. The new Senior Subordinated Note bears interest at 10.0%.

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

     The Company's balance sheet as of June 30, 1998 reflected a net deferred tax asset of approximately $0.6 million. A valuation allowance that existed as of December 31, 1997 was reversed because, based on the weight of all available evidence, management believes it is more likely than not that the remaining deferred tax asset will be fully realized.

     In the first quarter of 1998, the Company acquired substantially all of the assets of Potters, a branded food processing company based in Durant, Oklahoma, in consideration for approximately $13.0 million cash plus related transaction costs. In connection with this acquisition, the Company borrowed approximately $6.5 million in subordinated debt from Banc One Capital Corporation. This subordinated debt included detachable common stock put warrants. The Company also refinanced its senior revolver and term debt through Fleet Capital. The new senior revolver facility provided a line of credit balance, as of June 30, 1998, of approximately $7.0 million which was $0.4 million greater than the balance previously outstanding under the LaSalle Facility. The new senior debt facility (the "Fleet Facility") provided a term loan of $11.0 million, which was approximately $6.0 million greater than the balance previously outstanding under the LaSalle Facility.

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

SEASONALITY

     Consumer demand for beverage products distributed by the Company tends to be greater during warmer months although variances are possible as was the case in May and June of 1998. Accordingly, the Company's beverage sales and profits are generally highest in the second and third calendar quarters. Management believes that this effect will be mitigated by the results of its food operations which are less dependent on seasonal factors.

FORWARD LOOKING STATEMENTS

     The Company wants to provide stockholders and investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains forward looking information and describes the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward looking" statements by words such as "believes," "estimates," "will be," "currently" and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of the Company's business strategy; uncertainty as to evolving consumer preferences; seasonality of demand for certain products; customer and supplier concentration; the impact of competition; and sensitivity to such factors as weather and raw material costs. Readers are encouraged to review the Company's Annual Report on Form 10-K and its Report on Form 8-K dated April 17, 1998 as amended by Amendment No. 1 dated June 5, 1998 filed with the Securities and Exchange Commission for a more complete description of these factors. The Company assumes no obligation to update the information contained in this Quarterly Report on Form 10-Q.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
      None.

ITEM 2.  CHANGES IN SECURITIES.
      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
      None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.


     At the Annual Meeting of Stockholders of the Company held on May 13, 1998, the following matters were submitted to a vote of the stockholders:

      (1)  Election of Directors.  Merrick M. Elfman, John T. Hanes and Steven
           M. Taslitz were reelected as directors of the Company. The following directors' terms of office continued after the Annual Meeting of
           Stockholders: Eric D. Becker, Brian T. Fleming, Rick Inatome, C. Cook Jordan, Jr., John A. Miller, Alan F. Sussna.

      (2)  Approval of the Company's Employee Stock Purchase Plan.

      (3) Approval of an amendment to the Company's Stock Option Plan to increase the number of shares authorized to be issued thereunder to 2,500,000.


                                       TABULATION OF VOTES

                                                                  BROKER
                    MATTER            FOR     AGAINST  WITHHELD  NON-VOTES

             Director Election:
            ----------------------------------------------------------------
             Merrick M. Elfman     5,057,360        0   24,264           0
            ----------------------------------------------------------------
             John T. Hanes         5,057,360        0   24,264           0
            ----------------------------------------------------------------
             Steven M. Taslitz     5,057,360        0   24,264           0
            ----------------------------------------------------------------
             Approval of
             Employee Stock
             Purchase Plan         4,110,293   18,021    3,000     950,310
            ----------------------------------------------------------------
             Approval of
             Amendment to Stock
             Option Plan           3,804,857  313,654   12,803     950,310
            ----------------------------------------------------------------

ITEM 5.  OTHER INFORMATION.
      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a) Exhibits: The following are filed as Exhibits to this Quarterly Report on Form 10-Q:


          Exhibit
          Number                 Description
          ----------------------------------

          3(i) Certificate of Incorporation of the Company, including all amendments thereto (1)

          3(ii)  By-Laws of the Company (2)

          4 Amendment dated as of April 15, 1998 to the Company's Stock Option Plan *

          11 Statement Regarding Computation of Per Share Earnings for the three months and six months ended June 30, 1998 *

          27     Financial Data Schedule *

     __________________


           *     Filed herewith.

          (1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.
          (2) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.


     (b) Reports on Form 8-K:

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 17, 1998 and an Amendment No. 1 to the Form 8-K was filed on June 5, 1998. The Form 8-K and Amendment No. 1 were filed in connection with the Company's acquisition of substantially all of the assets of J.C. Potter Sausage Company and report Items 2 and 7.

     The Form 8-K, as amended, includes the following financial statements of the Company: (i) Pro Forma Consolidated Statements of Operations for the Three Months ended March 31, 1998 (unaudited); (ii) Notes to Pro Form Consolidated Statements of Operations for the Three Months Ended March 31, 1998 (unaudited);
(iii) Pro Forma Consolidated Statements of Operations for the Year Ended December 31, 1997 (unaudited); and (iv) Notes to Pro Forma Consolidated Statements of Operations for the Year Ended December 31, 1997 (unaudited).

     The Form 8-K, as amended, includes the following financial statements of J.C. Potter Sausage Company, Inc. and Affiliates: (i) Combined Balance Sheets as of June 30, 1996 and 1997; (ii) Combined Statements of Income for the Years Ended June 30, 1995, 1996 and 1997; (iii) Combined Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1995, 1996 and 1997; (iv) Combined Statements of Cash Flows for the Years Ended June 30, 1995, 1996 and 1997; (v) Notes to Combined Financial Statements for June 30, 1995, 1996 and 1997; (vi) Combined Balance Sheet as of March 20, 1998 (unaudited); (vii) Combined Statements of Income for the Nine Months Ended March 31, 1997 and for the Period July 1, 1997 Through March 20, 1998 (unaudited); (viii) Combined Statements of Changes in Stockholders' Equity for the Period July 1, 1997 Through March 20, 1998 (unaudited); (ix) Combined Statements of Cash Flows for the Nine Months Ended March 31, 1997 and for the Period July 1, 1997 Through March 20, 1998 (unaudited).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ATLANTIC PREMIUM BRANDS, LTD.

Date: August 12, 1998                By:   /s/ THOMAS M. DALTON
                                           -------------------------------------
                                           Thomas M. Dalton, Chief Financial
                                           Officer and Senior Vice President
                                           (On behalf of Registrant and as
                                           Chief Accounting Officer)