Form 10-Q
period 1998-09-30
ATLANTIC PREMIUM BRANDS LTD
filed 1998-11-16
CIK 912609

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 1998

     { } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-13747

                          ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                    Delaware                                                               36-3761400
-------------------------------------------------                            ---------------------------------------
        (State or other jurisdiction of                                                 (I.R.S. Employer
         incorporation or organization)                                               Identification No.)

           650 Dundee Road, Suite 370                                                        60062
              Northbrook, Illinois
-------------------------------------------------                            ---------------------------------------
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


As of November 11, 1998, there were outstanding 7,385,679 shares of Common Stock, par value $.01 per share, of the Registrant.

PART I -- FINANCIAL INFORMATION

ITEM 1.

                          ATLANTIC PREMIUM BRANDS, LTD.

                           CONSOLIDATED BALANCE SHEETS



                                                                     December 31,    September 30,
                                                                         1997            1998
                                                                     ------------    ------------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash                                                             $  1,262,805    $  2,453,265
    Accounts receivable, net of allowance for doubtful accounts
       of $117,000 and $217,000, respectively                           9,448,489       9,156,255
    Inventory                                                           4,213,026       6,545,753
    Prepaid expenses and other                                            672,386         827,841
                                                                     ------------    ------------

          Total current assets                                         15,596,706      18,983,114
                                                                     ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, net                                      4,939,536      13,507,726

GOODWILL, net                                                          12,790,619      13,168,338
OTHER ASSETS, net                                                       1,626,831       1,745,107
                                                                     ------------    ------------

          Total Assets                                               $ 34,953,692    $ 47,404,285
                                                                     ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank overdraft                                                   $  1,491,557    $  3,109,277
    Line of credit                                                      6,839,323       4,035,620
    Current portion of long-term debt                                   1,659,310       1,284,110
    Accounts payable                                                    8,216,422       7,199,847
    Accrued expenses                                                    1,061,338       2,546,728
                                                                     ------------    ------------

          Total current liabilities                                    19,267,950      18,175,582
                                                                     ------------    ------------

LONG-TERM DEBT, net of current portion                                  6,297,288      17,311,121

PUT WARRANTS                                                                 --         1,435,000
                                                                     ------------    ------------

          Total liabilities                                            25,565,238      36,921,703
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued                                                           --              --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       and 7,373,574 shares issued in 1997 and 7,432,109 issued in
       1998                                                                73,770          74,355
    Additional paid-in capital                                         12,141,176      12,200,124
    Accumulated deficit                                                (2,826,492)     (1,791,897)
                                                                     ------------    ------------

          Total Stockholders' Equity                                    9,388,454      10,482,582
                                                                     ------------    ------------

          Total Liabilities and Stockholders' Equity                 $ 34,953,692    $ 47,404,285
                                                                     ============    ============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                               Nine months Ended                 Three Months Ended
                                                                September 30,                      September 30,
                                                       --------------------------------   ---------------------------------
                                                            1997              1998             1997              1998
                                                       --------------    --------------   --------------    ---------------
NET SALES                                              $  128,234,946    $  145,463,948   $   44,179,213    $   52,453,537

COST OF GOODS SOLD, exclusive of
    depreciation shown below                              113,121,840       123,946,263       38,968,529        44,419,952
                                                       --------------    --------------   --------------    --------------

          Gross Profit                                     15,113,106        21,517,685        5,210,684         8,033,585
                                                       --------------    --------------   --------------    --------------

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:
       Salaries and benefits                                6,437,028         8,555,208        2,282,605         3,277,328
       Other operating expenses                             6,087,906         8,504,189        2,115,945         3,263,552
       Depreciation and amortization                          947,666         1,505,918          356,858           554,791
                                                       --------------    --------------   --------------    --------------

          Total selling, general and
                  administrative expenses                  13,472,600        18,565,315        4,755,408         7,095,671
                                                       --------------    --------------   --------------    --------------

          Income from operations                            1,640,506         2,952,370          455,276           937,914

INTEREST EXPENSE                                           (1,276,373)       (1,902,521)        (432,498)         (720,131)

OTHER INCOME                                                  240,780           189,239          112,830           116,513
                                                       --------------    --------------   --------------    --------------

          Income before income tax
              provision                                       604,913         1,239,088          135,608           334,296
                                                       --------------    --------------   --------------    --------------

INCOME TAX PROVISION                                          (15,000)           (9,500)         (15,000)         (125,000)
                                                       --------------    --------------   --------------    --------------

          Net income before extraordinary
              loss                                     $      589,913    $    1,229,588   $      120,608    $      209,296
                                                       ==============    ==============   ==============    ==============

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT, net of
    income tax benefit of $122,000                                 -            194,993               -                 -
                                                       --------------    --------------   --------------    -------------

          Net income                                   $      589,913    $    1,034,595   $      120,608    $      209,296
                                                       ==============    ==============   ==============    ==============

INCOME PER COMMON SHARE DATA
    BASIC EPS:

       Net income before extraordinary loss            $          .09    $          .17   $          .02    $          .03

       Extraordinary loss, net of tax                            -                 (.03)            -                 -
                                                       --------------    ---------------  --------------    -----------

          Net income                                   $          .09    $          .14   $          .02    $          .03
                                                       ==============    ==============   ==============    ==============

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                               Nine months Ended                 Three Months Ended
                                                                September 30,                      September 30,
                                                       --------------------------------   --------------------------------
                                                            1997              1998             1997              1998
                                                       --------------    --------------   --------------    --------------
DILUTED EPS:

       Net income before extraordinary loss            $          .09    $          .17   $          .02    $          .03

       Extraordinary loss, net of tax                            -                 (.03)            -                 -
                                                       --------------    --------------   --------------    --------------

          Net income                                   $          .09    $          .14   $          .02    $          .03
                                                       ==============    ==============   ==============    ==============

WEIGHTED AVERAGE SHARES
    OUSTANDING:

       Basic calculation                                    6,668,206         7,402,977        7,207,490         7,432,109
                                                       ==============    ==============   ==============    ==============

       Diluted calculation                                  6,922,107         7,627,637        7,430,170         7,607,239
                                                       ==============    ==============   ==============    ==============




        The accompanying notes are an integral part of these statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Nine months Ended
                                                                                            September 30,
                                                                                  --------------------------------
                                                                                       1997             1998
                                                                                  --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $      589,913   $    1,034,595
    Adjustments to reconcile net income to cash flows provided by operating activities, net of non-cash items and effect of business combinations:
       Extraordinary loss on early extinguishment of debt, net                                -           194,993
       Depreciation and amortization                                                     947,666        1,505,918
       Deferred income tax provision                                                          -             9,500
       Amortization of debt discount and deferred financing costs                        141,566          261,227
       Other                                                                                  -            80,138
       Changes in operating assets and liabilities:
          Decrease in accounts receivable, net                                         1,726,578        1,827,301
          Increase in inventory                                                       (1,444,240)        (580,261)
          Increase in prepaid expenses and other                                        (667,336)        (120,238)
          Increase in other assets                                                      (426,008)         (12,500)
          Decrease in accounts payable                                                  (884,920)      (1,790,019)
          Increase in accrued expenses                                                   118,740        1,132,572

       Net cash flows provided by (used in) operating activities of -
          Continuing operations                                                          101,959        3,543,226
          Discontinued operations                                                       (171,526)              -
                                                                                  --------------   -------------

              Net cash flows (used in) provided by operating
                  activities                                                             (69,567)       3,543,226
                                                                                  --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of equipment                                                         (772,030)        (963,457)
       Purchase of distribution rights                                                  (267,885)              -
       Cash paid for acquisition, including related costs                                             (11,667,181)
       Proceeds from disposals of equipment                                                   -           121,688
                                                                                  --------------   --------------

              Net cash flows used in investing activities                             (1,039,915)     (12,508,950)
                                                                                  --------------   --------------




        The accompanying notes are an integral part of these statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine months Ended
                                                                                            September 30,
                                                                                  --------------------------------
                                                                                       1997             1998
                                                                                  --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) increase in bank overdraft, net                                    $     (166,506)  $    1,617,120
    Repayment of long-term debt                                                       (1,579,930)      (5,606,509)
    Cash paid for financing fees                                                              -          (605,077)
    Borrowings (payments) under line of credit                                         1,244,016       (2,803,703)
    Borrowings under senior subordinated note                                                 -         5,065,000
    Borrowings under capital lease obligations                                                -            41,853
    Proceeds from private placement of common stock, net                               2,428,253               -
    Issuance of put warrants                                                                  -         1,435,000
    Issuance of common stock options                                                          -            12,500
    Borrowings under term loan                                                                -        11,000,000
                                                                                  --------------   --------------

              Net cash flows provided by financing activities                          1,925,833       10,156,184
                                                                                  --------------   --------------

NET INCREASE IN CASH                                                                     816,351        1,190,460

CASH, beginning of period                                                              1,248,963        1,262,805
                                                                                  --------------   --------------

CASH, end of period                                                               $    2,065,314   $    2,453,265
                                                                                  ==============   ==============




        The accompanying notes are an integral part of these statements.

                          ATLANTIC PREMIUM BRANDS, LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements present the accounts of Atlantic Premium Brands, Ltd. (the "Company") and its wholly-owned subsidiaries. The Company, together with its subsidiaries, is engaged in the distribution of specialty nonalcoholic beverages to the retail trade in the Baltimore and Washington, D.C. metropolitan areas and in the manufacturing, marketing and distribution of meat products in Texas, Louisiana, Kentucky, Oklahoma and surrounding states. The operating results of the Company's food division are impacted by changes in commodity markets.

The consolidated financial statements included herein for Atlantic Premium Brands, Ltd. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months and nine months ending September 30, 1998, are not necessarily indicative of the operating results expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1997, consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated March 31, 1998.

Revenue Recognition

The Company records sales when product is delivered to the customers. Discounts provided, principally volume, are accrued at the time of the sale.

Cash

Cash consists of cash held in various deposit accounts with financial institutions. As of September 30, 1998, $175,000 was restricted to meet minimum balance funding requirements.

Inventory

Inventory is stated at the lower of cost or market. It is comprised of raw materials, finished goods and inventory supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:


                                          December 31,      September 30,
                                               1997              1998
                                         --------------    --------------
    Raw materials                        $      297,297    $      336,014
    Finished goods                            3,380,766         4,877,933
    Packaging supplies                          534,963         1,331,806
                                         --------------    --------------
           Total inventory               $    4,213,026    $    6,545,753
                                         ==============    ==============


Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the following useful lives.


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

Earnings Per Share

The weighted average shares used to calculate basic and diluted earnings per share for the three months ended September 30, 1997 and 1998, in accordance with SFAS No. 128 are as follows:


                                                                              1997         1998
                                                                           ---------    ---------
    Common stock outstanding                                               7,207,490    7,432,109
                                                                           =========    =========

    Weighted average shares outstanding for basic EPS                      7,207,490    7,432,109

    Dilutive effect of common stock equivalents                              222,680      175,130
                                                                           ---------    ---------

    Weighted average shares outstanding for dilutive EPS                   7,430,170    7,607,239
                                                                           =========    =========



Options to purchase 542,841 shares of common stock at prices ranging from $2.81 to $4.00 per share were outstanding during the third quarter of 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the quarter.

Put warrants to purchase up to a maximum of 1,095,700 shares of common stock, as of September 30, 1998 at $3.38 per share were outstanding during the third quarter of 1998 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the quarter.

The weighted average shares used to calculate basic and diluted earnings per share for the nine months ended September 30, 1997 and 1998, in accordance with SFAS No. 128 are as follows:


                                                                            1997         1998
                                                                          ---------    ---------
    Common stock outstanding                                              6,668,206    7,432,109
                                                                          =========    =========

    Weighted average shares outstanding for basic EPS                     6,668,206    7,402,977

    Dilutive effect of common stock equivalents                             253,901      224,660
                                                                          ---------    ---------

    Weighted average shares outstanding for dilutive EPS                  6,922,107    7,627,637
                                                                          =========    =========



Options to purchase 309,991 shares of common stock at prices ranging from $3.30 and $4.00 per share were outstanding during the nine months ended September 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the nine month period.

Put warrants to purchase up to a maximum of 1,095,700 shares of common stock, as of September 30, 1998 at $3.38 per share were outstanding during a portion of the nine months ended September 30, 1998, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the nine month period.

Accounting Pronouncements

During June 1997, the FASB issued Statement No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has had no items of other comprehensive income in the nine months ended September 30, 1997 or 1998.

During July 1997, the FASB issued Statement No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information", which establishes a new approach for determining segments within a company and reporting information on those segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the implementation of SFAS No. 131 will have any significant impact on the Company's current method of disclosing business segment information.

Reclassifications

Certain reclassifications have been made to the prior period amounts in order to conform with the current period presentation.

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

3.     BUSINESS COMBINATIONS:

As of March 20, 1998, the Company acquired substantially all of the assets and certain liabilities of J.C. Potter, a food processing business in Durant, Oklahoma, specializing in a line of premium products including breakfast sausage, link sausage and sausage and biscuits. In connection with the Potter transaction, the Company paid $11,667,181 in cash, plus related transaction costs. The business combination was accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based upon fair value. A preliminary purchase price allocation was performed as of March 31, 1998. As of September 30, 1998, the revised allocation has taken into account additional liabilities assumed, resulting in additional goodwill of $500,000.


    Cash paid                                         $   10,495,407
    Transaction costs                                      1,801,774
                                                      --------------

           Total purchase price                       $   12,297,181
                                                      ==============

    Current assets acquired                           $    3,572,750
    Noncurrent assets acquired                             8,720,693
    Current liabilities acquired                            (626,262)
                                                      --------------

           Net assets acquired                            11,667,181
                                                      --------------

           Goodwill                                   $      630,000
                                                      ==============



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

The $6.5 million Senior Subordinated Note, maturing on June 30, 2005, bears interest at 10%. Principal is payable in quarterly installments beginning June 30, 2003. The subordinated debt was issued with detachable put warrants to purchase 666,947 shares of nonvoting common stock at $3.38 per share and a contingent put warrant to purchase up to a maximum of 428,753 shares of nonvoting common stock at $3.38 per share based upon the equity value of the Company on certain dates. The warrants have been recorded at an estimated fair value of $1,435,000, resulting in a discount on the Senior Subordinated Note of the same amount. This discount is being amortized over the seven year term of the note as additional interest expense. For the nine months ended September 30, 1998, amortization of the debt discount was approximately $108,250.

On the occurrence of a Put Trigger Event (defined below), if the average trading volume of the Company's stock for four consecutive weeks is less than 15% of the number of shares issuable to the holder of the put warrants, such holders would have a thirty day right to require the Company to redeem the warrants for a cash amount equal to the greater of a cash flow formula (defined in the Warrant Agreement) or the fair market value of the underlying shares based upon an appraisal, in each case, net of an exercise price of $3.38 per share. For these purposes, a "Put Trigger Event" would occur upon the earlier of certain events, including the fifth anniversary of the warrants, a sale of all or substantially all of the assets of the Company, or a business combination in which the Company is not the surviving corporation.

In accordance with EITF 96-13, the Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option described above. Any increases to such value would be charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants would be added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants will be estimated using a Black-Scholes option pricing model. During the quarter ended September 30, 1998, the Company recorded thirty-five thousand dollars of interest income representing the decrease in the estimated fair value of the warrants.

During the nine months ended September 30, 1998, the Company did not record additional interest expense as the estimated fair value of the warrants did not increase.

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

         In order to acquire and operate its food businesses, the Company formed four subsidiaries during 1996: Prefco Corp., Carlton Foods Corp., Richards Cajun Foods Corp., and Grogan's Farm, Inc. On March 20, 1998, the Company formed a fifth subsidiary to operate the business of the J.C. Potter Sausage Company ("Potters").

         The Company continues to operate as a distributor of non-alcoholic beverages in the Baltimore and Washington D.C. metropolitan areas. This business represents the Company's Beverage Division, while the five subsidiaries collectively represent the Company's Food Division.

 ACQUISITION

         On March 20, 1998, the Company acquired substantially all of the assets of Potters, a branded food processing company based in Durant, Oklahoma, in consideration for approximately $13.0 million cash plus related transaction costs. In connection with this acquisition, the Company borrowed approximately $6.5 million in senior subordinated debt (the "Senior Subordinated Note") from Banc One Capital Corporation ("BancOne"). The Senior Subordinated Note included detachable common stock put warrants. The Company also refinanced its senior revolver and term debt through Fleet Capital. The new senior debt facility (the "Fleet Facility") provided a term loan of $11 million, which was approximately $6.0 million greater than the balance previously outstanding under the Company's former senior debt facility with LaSalle National Bank (the "LaSalle Facility").

RESULTS OF OPERATIONS

         All of the acquisitions were recorded utilizing the purchase method of accounting. Therefore, results of the acquired businesses prior to the effective date of such acquisitions are not included in the Company's results of operations.

         During 1997 and 1998, the Company's Carlton subsidiary and the Company's Grogan's subsidiary both sold product to the Company's Prefco subsidiary. During 1998, the Company's Potter subsidiary sold product to both the Company's Carlton and Prefco subsidiaries and purchased product from the Company's Grogan's subsidiary. The Company's financial statements do not reflect this activity, as it is eliminated on a consolidated basis.

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

         Net Sales. Net sales increased by approximately $8.3 million or 18.7% from approximately $44.2 million for the quarter ended September 30, 1997 to approximately $52.5 million for the quarter ended September 30, 1998. Net sales of the Company's Food Division increased by approximately 24.9%, while net sales of the Company's Beverage Division decreased by approximately 14.6%. The increase in net sales of the Food Division was primarily attributable to the acquisition of Potters, which the Company did not own during the third quarter of 1997.

         Gross Profit. Gross profit increased by approximately $2.8 million or 54.2% from approximately $5.2 million for the quarter ended September 30, 1997 to approximately $8.0 million for the quarter ended September 30, 1998. This increase primarily reflects the factor discussed above in Net Sales. As a percentage of net sales, gross profit increased from 11.8% to 15.3%, reflecting a greater proportion of the sales being generated by the Food Division in 1998, whose product lines include branded products, and the availability of certain of the Food Division's raw materials at prices below those paid in the same period of 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.3 million or 49.2% from approximately $4.8 million for the quarter ended September 30, 1997 to approximately $7.1 million for the quarter ended September 30, 1998. This increase is primarily attributable to the factor discussed above in Net Sales. As a percentage of net sales, selling, general and administrative expenses increased from 10.8% to 13.5%. This increase reflected the addition of new branded products, which generally involve higher selling, general and administrative costs per sales dollar. It also reflected significant sales and marketing expenses incurred in connection with new product development and the launch of new branded products in the third quarter of 1998.

         Income from Operations. Income from operations increased approximately $1.4 million from approximately $0.5 million for the quarter ended September 30, 1997 to approximately $1.9 million for the quarter ended September 30, 1998. This increase is attributable to the factors discussed above in Net Sales, Gross Profit and Selling, General and Administrative Expenses.

         Interest Expense. Interest expense increased approximately $0.3 million from approximately $0.4 million for the quarter ended September 30, 1997 to approximately $0.7 million for the quarter ended September 30, 1998. This increase was primarily attributable to debt that the Company incurred (and the related amortization of deferred financing costs, and note discounts) in connection with the acquisition of Potters and the Fleet Facility. On the occurrence of a Put Trigger Event (defined below), if the average trading volume of the Company's stock for four consecutive weeks is less than 15% of the number of shares issuable to the holder of the put warrants, such holders would have a thirty day right to require the Company to redeem the warrants for a cash amount equal to the greater of a cash flow formula (defined in the Warrant Agreement) or the fair market value of the underlying shares based upon an appraisal, in each case, net of an exercise price of $3.38 per share. For these purposes, a "Put Trigger Event" would occur upon the earlier of certain events, including the fifth anniversary of the warrants, a sale of all or substantially all of the assets of the Company, or a business combination in which the Company is not the surviving corporation.

In accordance with EITF 96-13, the Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option described above. Any increases to such value would be charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants would be added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants will be estimated using a Black-Scholes option pricing model. During the quarter ended September 30, 1998, the Company recorded thirty-five thousand dollars of interest income representing the decrease in the estimated fair value of the warrants.

         Tax Provision. The income tax provision increased from fifteen thousand for the quarter ended September 30, 1997 to approximately $0.1 million for the quarter ended September 30, 1998 primarily due to increases in book income and non-deductible expenses such as goodwill. Additionally, the Company's federal income tax provision in the quarter ended September 30, 1997 was entirely offset by the reversal of a valuation allowance.

         Net Income. Net income increased by approximately $0.1 million from approximately $0.1 million for the quarter ended September 30,1997 to approximately $0.2 million for the quarter ended September 30, 1998. This increase is attributable to factors discussed above in Net Sales, Gross Profit, Selling, General and Administrative Expenses, Interest Expense and Tax Provision.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net Sales. Net sales increased by approximately $17.2 million or 13.4% from approximately $128.2 million for the nine months ended September 30, 1997 to approximately $145.5 million for the nine months ended September 30, 1998. Sales of the Company's Food Division increased by approximately 16.5%, while sales of the Company's Beverage Division decreased by approximately 5.9%. The increase in food sales was primarily due to the acquisition of Potters, which the Company acquired on March 20, 1998. The decrease in the Beverage Divisions net sales reflected increasing price competition and an overall decline in the product category demand.

         Gross Profit. Gross profit increased by approximately $6.2 million or 41.1% from approximately $15.1 million for the nine months ended September 30, 1997 to approximately $21.5 million for the nine months ended September 30, 1998. This increase reflects the factors discussed above in Net Sales and the availability of certain of the Company's raw materials at prices below those paid in the first nine months of 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $5.1 million or 37.8% from approximately $13.5 million for the nine months ended September 30, 1997 to approximately $18.6 million for the nine months ended September 30, 1998. This increase is attributable primarily to the factors discussed above in Net Sales. As a percentage of net sales, selling, general and administrative expenses increased from 10.5% to 12.8%. This increase was primarily attributable to an increasing proportion of branded product sales, which generally require higher selling, general and administrative expenses per dollar of sales.

         Income from Operations. Income from operations increased approximately $1.4 million from approximately $1.6 million for the nine months ended September 30, 1997 to approximately $3.0 million for the nine months ended September 30, 1998. This increase is attributable to factors discussed above in Net Sales, Gross Profit and Selling, General and Administrative Expenses.

         Interest Expense. Interest expense increased approximately $0.6 million from approximately $1.3 million for the nine months ended September 30, 1997 to approximately $1.9 million for the nine months ended September 30, 1998. This increase was primarily attributable to debt that the Company incurred (and the related amortization of deferred financing costs and note discounts in connection with the acquisition of Potters and the Fleet Facility. On the occurrence of a Put Trigger Event (defined below), if the average trading volume of the Company's stock for four consecutive weeks is less than 15% of the number of shares issuable to the holder of the put warrants, such holders would have a thirty day right to require the Company to redeem the warrants for a cash amount equal to the greater of a cash flow formula (defined in the Warrant Agreement) or the fair market value of the underlying shares based upon an appraisal, in each case, net of an exercise price of $3.38 per share. For these purposes, a "Put Trigger Event" would occur upon the earlier of certain events, including the fifth anniversary of the warrants, a sale of all or substantially all of the assets of the Company, or a business combination in which the Company is not the surviving corporation.

         In accordance with EITF 96-13, the Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option described above. Any increases to such value would be charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants would be added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants will be estimated using a Black-Scholes option pricing model. During the nine month period ended September 30, 1998, the Company recorded no additional interest expense resulting from the changes in the estimated fair value of the warrants.

         Other Income. Other income was approximately $0.2 million for the nine months ended September 30, 1997 and September 30, 1998.

         Extraordinary Item. During the nine months ended September 30, 1998 the Company recorded a one-time extraordinary expense of $0.3 million resulting from the early extinquishment of debt and the related unamortized cost of acquiring the LaSalle Facility which was refinanced through the Fleet Facility. This extraordinary expense was recorded net of the related tax benefit of $0.1 million.

         Tax Provision. The Income tax provision decreased from $15,000 for the nine months ended September 30, 1997 to approximately $9,500 for the nine months ended September 30, 1998. Based on the Company's historical results, and the weight of all other available evidence, management believes it is more likely than not that the deferred tax asset included in it's September 30, 1998 financial statements will be fully realized. Accordingly, management concluded that the valuation allowance on its deferred tax asset was no longer necessary. The reversal of the valuation allowance was recorded as a benefit from income taxes during the three months ended March 31, 1998.

         Net Income. Net income increased approximately $0.4 million from approximately $0.6 million for the nine months ended September 30, 1997 to approximately $1.0 million for the nine months ended September 30, 1998. This increase reflects the factors discussed above in Income from Operations, Interest Expense, Other Income and Tax Benefit.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the nine months ended September 30, 1998 was approximately $3.5 million. This amount was principally affected by net income, the add-back of depreciation, amortization and non-cash interest; increases in inventory and accrued expenses, and decreases in accounts receivable, and accounts payable. Cash used in investing activities for the nine months ended September 30, 1998 was approximately $12.5 million and reflected the acquisition of equipment and the payment of cash in connection with business combinations. Cash provided by financing activities was approximately $10.2 million and was principally affected by the refinancing of the LaSalle Facility with the Fleet Facility, the borrowings under the Senior Subordinated Note and the related common stock put warrants, payments on the Company's term debt and line of credit under the Fleet Facility and an increase in the bank overdraft balance. Net cash increase during the period was approximately $1.2 million.

         As of September 30, 1998, the Company had outstanding under the Fleet Facility approximately $10.5 million in term debt and approximately $4.0 million in line-of-credit borrowings. The Company owed $6.5 million to Bank One under the Senior Subordinated Note, and approximately $2.7 million of subordinated debt to former owners of Prefco, Richard's, Grogan's and Partin's. The Senior Subordinated Note bears interest at 10% per annum. The subordinated debt owed to former owners bears interest at an average rate of approximately 7.7% per annum. The term debt and line of credit agreement under the Fleet

Facility bear annual interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5% at the Company's option. Currently, the interest rate under the Fleet Facility is based on the bank's prime rate, which was 8.25% at September 30, 1998.

         The Company has entered a put option agreement with the holder of certain warrants described above under "Results of Operations - Interest Expense." If the holder of the warrants exercises the put option, the Company's ability to satisfy such obligation will depend on its ability to raise additional capital. The Company's ability to secure additional capital at such time will depend upon the Company's overall operating performance, which will be subject to general business, financial, competitive and other factors affecting the Company and the processed meat distribution industry or the beverage distribution industry, certain of which factors are beyond the control of the Company. No assurance can be given that the Company will be able to raise the necessary capital on terms acceptable to the Company, if at all, to satisfy the put obligation in a timely manner. If the Company is unable to satisfy such obligation, the Company's business, financial condition and operations will be materially and adversely effected.

         As of September 30, 1998, the Company believes that cash generated from operations and bank borrowings will be sufficient to fund its debt service, working capital requirements and capital expenditures as currently contemplated for the remainder of 1998 and 1999. However, the Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's ability to continue to comply with covenants in the Fleet Facility. The Company's ability to continue to comply with the covenants in the Fleet Facility will depend on a number of factors, certain of which are beyond the Company's control, including but not limited to, successful integration of acquired businesses and implementation of its business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on its future operating performance. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the Fleet Facility.

         The Company's balance sheet as of September 30, 1998 reflected a net deferred tax asset of approximately $0.6 million. A valuation allowance that existed as of December 31, 1997 was reversed because, based on the weight of all available evidence, management believes it is more likely than not that the remaining deferred tax asset will be fully realized.

         In the first quarter of 1998, the Company acquired substantially all of the assets of Potters, a branded food processing company based in Durant, Oklahoma in consideration for approximately $13.0 million cash plus related transaction costs. In connection with this acquisition, the Company borrowed approximately $6.5 million in Senior Subordinated debt from Banc One. This subordinated debt included detachable common stock put warrants. The Company also refinanced its senior revolver and term debt through Fleet Capital. The Fleet Facility provided a line of credit balance as of March 31, 1998, of approximately $7 million, which was $0.4 million greater than the balance previously outstanding under the LaSalle Facility. The Fleet Facility provided a term loan of $11 million, which was approximately $6.0 million greater than the balance previously outstanding under the LaSalle Facility.

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

YEAR 2000

         The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. These two-digit computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has focused on three major areas in conducting an assessment of its Year 2000 readiness: (1) information technology,
(2) embedded technology, and (3) third party relationships.

         Information Technology. The Company began its assessment of its Year 2000 readiness by conducting a review of the computer hardware and software applications which comprise the Company's information technology systems. This review was completed by the end of the third quarter of 1998. As a result of this review, the Company believes that, with the exception of its Potters subsidiary, the information technology being utilized by each of its six operating subsidiaries is Year 2000 compliant, and the Company has received written confirmation of Year 2000 compliance from its hardware and software vendors. The Company has determined that its Potters subsidiary requires the installation of a new data processing system, after which Potters will also be Year 2000 compliant due to the system's recent implementation. The Company expects that this installation will be completed in the first quarter of 1999. Through the end of the third quarter, the historical costs paid to third parties in connection with the Company's review of its information technology were approximately fifty thousand dollars, and future estimated expenses are $100,000, consisting of the costs associated with the new Potters data processing system.

         Embedded Technology. The next phase of the Company's assessment began recently and involves an audit of the non-information technology systems and embedded technology at its facilities. The Company expects to complete this audit in the first quarter of 1999 and does not anticipate that the costs paid to third parties in connection with its Year 2000 efforts in this area will be material.

         Third Party Relationships. The Company relies on third party suppliers and vendors for raw materials and other key supplies and services. The Company is also dependent upon its customers for sales and cash flow. Interruption of supplier or vendor operations or customer sales due to a failure of those third parties to be Year 2000 compliant could adversely affect the Company's operations. The Company, however, is not dependent on any particular supplier, vendor or customer (with the exception of one customer which comprises a significant portion of the sales of the Food Division). The Company does not currently have any formal information concerning the Year 2000 readiness of its suppliers and customers, but will inquire of all suppliers and customers with whom the Company has an electronic data interface (EDI). The Company intends to query its largest customer to ensure that it is Year 2000 compliant. While the Company believes that the impact of isolated occurrences resulting from the failure of third parties to be Year 2000 compliant would not be material, a wide-spread Year 2000 interruption throughout the food or beverage industry or a Year 2000 problem with respect to its largest customer would have a material adverse effect on the Company's results of operations and financial position.

         Contingency Plan. Although the Company does not currently have a contingency plan for Year 2000 issues, it does intend to begin developing one in the second quarter of 1999 to prepare the Company for Year 2000 interruptions such as delays in its accounting systems or customer sales and the inability of its lenders or other sources of capital and liquidity to make funds available when required.

SEASONALITY

         Consumer demand for beverage products distributed by the Company tends to be greater during warmer months although variances are possible as was the case in May and June of 1998. Accordingly, the Company's beverage sales and profits are generally highest in the second and third calendar quarters. Management believes that this effect will be mitigated by the results of its Food Division which are less dependent on seasonal factors.

FORWARD LOOKING STATEMENTS

         The Company wants to provide stockholders and investors with more meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains forward looking information and describes the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward looking" statements by words such as "believes," "estimated," "will be," "tends to be" and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of the Company's business strategy; uncertainty as to evolving consumer preferences; seasonality of demand for certain products; customer and supplier concentration; the impact of competition; the impact of changes in the valuation of the put warrants on the Company's net income and effective tax rate; the Company's ability to raise additional capital; sensitivity to such factors as weather and raw material costs; and the factors discussed above under the caption "Year 2000." Readers are encouraged to review the Company's Annual Report on Form 10-K and its Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. The Company assumes no obligation to update the information contained in this Quarterly Report on Form 10-Q.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
     None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
     None.

ITEM 5.  OTHER INFORMATION.
     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
    (a) Exhibits: The following are filed as Exhibits to this Quarterly Report on Form 10-Q:

         Exhibit
         Number            Description

         3(i) Certificate of Incorporation of the Company, including all amendments thereto*

         3(ii)    By-Laws of the Company (1)

         10 Employment Agreement dated August 10, 1998 between the Company and Steven Englander*

         11.1 Statement Regarding Computation of Earnings Per Share for the three months ended September 30, 1998 *

         11.2 Statement regarding Computation of Earnings Per Share for the nine months ended September 30, 1998*

         27       Financial Data Schedule *

         ------------------
         *   Filed herewith.

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

                                           ATLANTIC PREMIUM BRANDS, LTD.

Dated as of November 13, 1998                  By: /s/ THOMAS M. DALTON
                                                   -----------------------------

                                                   Thomas  M.  Dalton,   Chief
                                                   Financial   Officer  and
                                                   Senior Vice  President (On
                                                   behalf of  Registrant  and as
                                                   Chief Accounting Officer)

                               INDEX TO EXHIBITS


 Exhibit                                   Description
  Number
-----------     ----------------------------------------------------------------

3(i) Certificate of Incorporation of the Company, including all amendments thereto*

3(ii)           By-Laws of the Company (1)

10 Employment Agreement dated August 10, 1998 between the Company and Steven Englander*

11.1 Statement Regarding Computation of Earnings Per Share for the three months ended September 30, 1998 *

11.2 Statement Regarding Computation of Earnings Per Share for the nine months ended September 30, 1998*

27              Financial Data Schedule *
------------------

*    Filed herewith.

(1) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.