Form 10-K
period 1998-12-31
ATLANTIC PREMIUM BRANDS LTD
filed 1999-03-31
CIK 912609

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

                                 (847) 480-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
----------------------------           -----------------------------------------
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

                                    YES [X] NO
                                        ---    ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported closing price of the registrant's Common Stock on March 24, 1999: $18,994,744

         The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 24, 1999: 7,412,583

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 1999 are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

         Atlantic Premium Brands, Ltd. (the "Company") has completed the sale of substantially all the assets of its beverage division. The operations of the beverage division consisted of the wholesale purchasing, marketing and distribution of nonalcoholic beverages to retail trade accounts in the greater Baltimore and Washington D.C. metropolitan areas.

         The disposition of the beverage division's distribution rights and inventories for the Mistic(R), Stewart's(R) and AriZona(TM) brands, along with certain other related assets, occurred in two stages on December 1, 1998 and January 11, 1999. The purchaser of these assets was Canada Dry Potomac Corporation. The remaining accounts receivable and inventory, and substantially all the remaining furniture and equipment of the beverage division, were sold to Master Distributors, Inc. on February 2, 1999.

         The consideration received by the Company from these transactions totaled approximately $3.5 million and consisted of approximately $3.1 million in cash, a promissory note payable to the Company for $0.26 million and the assumption by the purchasers of approximately $0.14 million in liabilities and obligations of the beverage division.

         As a result of the disposition of the Company's beverage division, the Company's operations now consist solely of its food manufacturing and distribution businesses. Therefore, the description of the Company set forth below in this Item 1 focuses on the Company's food manufacturing and distribution operations.

GENERAL
         The Company, through its subsidiaries' operations in Texas, Louisiana, Kentucky and Oklahoma, manufactures, markets and distributes branded and unbranded food products for customers in a twelve state region.

         Through its Prefco subsidiary, the Company is engaged in the marketing and distribution of branded and unbranded meats to the retail grocery trade. The Company markets and distributes its branded meat products under the brand name Blue Ribbon(R) and Blue Ribbon Texas Traditions. These products, which include ready to eat entrees, smoked sausages, bacon and packaged, sliced luncheon meats, account for approximately 16% of the sales of Prefco and are manufactured by the Company's Carlton subsidiary as well as by third party contract manufacturing companies. Blue Ribbon is currently the best selling brand of bacon in the Houston market. In addition to marketing its own branded products, the Company is also a leading regional distributor of unbranded products including boxed beef, pork, chicken and related items.

         Through its Carlton subsidiary, the Company manufactures a variety of smoked sausage products. Approximately 46% of the total volume manufactured is sold through the Prefco subsidiary under the Blue Ribbon brand name. Approximately 43% of total volume manufactured reflects private label products manufactured for other regional sausage brands and selected chain supermarket house brands, and approximately 11% of total volume manufactured is sold by the Carlton subsidiary under the brand names Carlton and Country Boy(TM). These branded products are marketed on a regional basis, principally in south and west Texas.

         Through its Richards subsidiary, the Company manufactures, markets and distributes Cajun-style, cooked, pork sausage products and specialty foods for customers in Louisiana under the brand name Richard's(TM) and Richard's Cajun Favorites.

         Through its Grogan's subsidiary, the Company manufactures, markets and distributes fresh pork sausage products for customers in a six state region. These products are sold under the brand names Grogan's Farm(TM) and Partin's Country Sausage(TM).

         Through its Potter subsidiary, the Company manufactures, markets and distributes premium, branded breakfast sausage, primarily in Oklahoma, Arkansas and Texas. These products are sold under the J.C. Potter brand name and are generally delivered to the retail grocery trade through its own distribution system. In addition, the Company's Potter subsidiary manufactures products for other branded food companies on a private-label basis. The Potter subsidiary is a supplier to the Company's Prefco subsidiary and a customer of its Carlton subsidiary.

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

         On April 27, 1994, the Company entered into and consummated an agreement to acquire certain assets and marketing rights from Flying Fruit Fantasy, USA, Inc. ("FF") for total consideration of approximately $1.2 million. Under the terms of this agreement, the Company obtained worldwide marketing and distribution rights to a frozen beverage served through automated dispensing machines. In December 1995, the Company adopted a plan to discontinue this business.

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

         In October 1996, Grogan's Merger Corp. ("GMC"), a newly formed, wholly-owned subsidiary of the Company, acquired and merged with the distribution and manufacturing business of Grogan's Sausage, Inc. and Grogan's Farm, Inc. respectively (collectively "Grogan's"), based in Arlington, Kentucky for total consideration of approximately $3.8 million, consisting of $1.9 million cash, a $0.2 million note (the "Grogan's Note") and 573,810 shares (approximately $1.7 million) of common stock of the Company.

         In November 1996, GMC acquired the assets of Partin's Sausage ("Partin's") for consideration of $0.4 million cash, a $0.225 million note (the "Partin's Note"), and 78,310 shares of common stock of the Company. Partin's, based in Cunningham, Kentucky, is engaged in the manufacturing, marketing and distribution of pork sausage products.

         In March 1998, the Company and Potter Sausage Co., a newly-formed subsidiary, acquired substantially all of the assets of J.C. Potter Sausage Company ("Potter"), a branded food processing company based in Durant, Oklahoma, for consideration of $13.0 million in cash, assumed liabilities and related transaction costs.

         As discussed above under the caption "Recent Developments," the Company recently disposed of its beverage division for consideration of $3.5 million and has classified the beverage division, as a discontinued operation in the consolidated financial statements included elsewhere herein.

                                    INDUSTRY

         Following the disposition of its beverage division, the Company's operations consist of two business segments: food processing and food distribution. Note 16 to the Company's Consolidated Financial Statements provides summarized financial information by business segment for continuing operations for the last three fiscal years. The Company participates in these two segments of the food industry through its Carlton, Prefco, Richards, Grogan's and Potter subsidiaries.

         The food processing segment which includes cooking, slicing, mixing, grinding and similar functions is generally capital intensive. Unbranded raw material typically comes from packing companies. In some instances, in the packaged meat industry, packing and processing are vertically integrated. In other instances, as is the case with the Company, processing and marketing are vertically integrated. Because of the cost of transportation and limited shelf life for the products, processing facilities tend to serve a regional clientele. Large national meat companies therefore tend to establish strategically located processing facilities in different geographic regions.

         The food distribution segment which serves several different classes of customers including retail, restaurant and institutional customers, is generally not capital intensive but provides lower gross margins and is subject to intense price competition. Product is generally invoiced and priced according to weight.

Successful distributors typically distinguish themselves through customer service and low cost position. Price, product selection, reliability, in-stock rate, promptness of delivery and weekend delivery options are among the benefits which are most highly valued. It is not uncommon for a grocery retailer to have one primary supplier in addition to one or more secondary suppliers. Food distribution companies typically serve a local or regional clientele.

         The branded packaged meat business is generally not capital intensive. Strong retail brands exist at local, regional or national levels and include bacon, hot dogs, cooked and uncooked sausage, cooked hams, chicken and turkey products. Advertising and promotion is generally critical to the maintenance of brand equity. Companies which market branded meat products can exist on a stand-alone basis as well as be vertically integrated with processing and/or distribution. The Company reflects, to a limited extent, both forms of vertical integration.

                                    STRATEGY

         Operating Strategy. The Company's operating strategy is to grow its food businesses profitably, while identifying and exploiting synergies among them. Key elements of this operating strategy include increasing sales to existing customers, adding new customers, and identifying opportunities to add new products.

         Corporate Growth Strategy. The Company has identified potential strategies that will use the combination of its food subsidiaries as a platform for additional corporate growth. These potential strategies may include acquisition opportunities that complement the subsidiaries' businesses.

                                    PRODUCTS

         Through its Prefco subsidiary, the Company distributes a wide variety of unbranded, boxed meat products. The Company maintains an inventory of over 200 different stock keeping units of unbranded product, which include beef, turkey, pork and chicken. Product is stored in the Company's refrigerated warehouses in Houston and is delivered on refrigerated vehicles to several hundred customers including chain and independent supermarkets and discount clubs. The Company purchases product from approximately one dozen meat packing companies. Purchases of the same product may be spread among several suppliers over the course of a year, and purchasing decisions are frequently driven by price and availability, both of which are likely to vary. Three suppliers accounted for approximately 21.6%, 15.6% and 10.8% of the Company's boxed meat purchases during 1998 and 9%, 8% and 8% of such purchases during 1997. No other supplier accounted for more than 10% of such purchases during either year.

         Also through its Prefco subsidiary, the Company markets and distributes its own branded dinner entrees, sausage, bacon and packaged, sliced luncheon meats. These products are stored in the Company's refrigerated warehouses in Houston. Product is delivered on the Company's refrigerated trucks, and customers typically include the same retail establishments that purchase the Company's unbranded meat products. The majority of Blue Ribbon(R) sausage product is manufactured by the Company's Carlton and Grogan's subsidiaries. The balance of the sausage product as well as the dinner entrees, bacon and luncheon meats are purchased from a number of other contract food processing companies.

         In addition to manufacturing product for the Prefco subsidiary, the Company's Carlton subsidiary manufactures, markets and distributes its own branded smoked sausage products for the retail grocery trade. The Carlton subsidiary manufactures similar products on a private label basis for other branded food companies.

         Through its Richards subsidiary, the Company manufactures, markets and distributes Cajun-style, cooked pork sausage products and specialty foods for customers in the state of Louisiana under the brand names of Richards(TM) and Richards Cajun Favorites.

         Through its Grogan's subsidiary, the Company manufactures, markets and distributes fresh pork sausage products for customers in a six state region. These products are sold under the brand names Grogan's(TM) and Partin's(TM).

         Through its Potter subsidiary, the Company manufactures, markets and distributes premium, branded breakfast sausage, primarily in Oklahoma, Arkansas and Texas. These products are sold under the J.C. Potter brand name and are generally delivered to the retail grocery trade through its own distribution system. In addition, the Company's Potter subsidiary manufactures products for other branded food companies on a private-label basis. The Potter subsidiary is a supplier to the Company's Prefco subsidiary and a customer of its Carlton subsidiary.

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

         The Company's Prefco subsidiary also markets and distributes its own Blue Ribbon(R) and Blue Ribbon Texas Traditions dinner entrees, bacon, sausage and sliced luncheon meats to the retail grocery trade. Orders are received by the direct sales force and from the sales force managing the route sales vehicles. The business has historically engaged in significant radio and television advertising in the Houston market.

         The Company's Carlton subsidiary solicits and receives customer orders for branded product through direct salespeople as well as through third-party food brokers and by telephone and facsimile transmission. Relationships with private label customers are generally established at the senior management level, although recurring orders from such customers are normally received over the telephone or facsimile machine by clerical staff. Branded and private label orders are generally filled within one to seven days and are either delivered on one of the Carlton subsidiary's refrigerated vehicles, by common carrier, or are picked up by customers.

         The Company's Richards subsidiary employs a route delivery sales force. Orders are taken by the route salespeople and filled immediately from stock on board the route sales trucks. The subsidiary engages in promotions, including in-store sampling, as well as in print advertising. All customers are located within the state of Louisiana.

         The Company's Grogan's subsidiary employs a route delivery sales force. Orders are taken by the route salespeople and filled immediately from stock onboard the route sales trucks. In addition, the subsidiary sells approximately 30% of its product to third party distributors. The Company engages in promotions, including in-store sampling, as well as in print, radio and television advertising. Customers are located in Kentucky, Illinois, Indiana, Mississippi, Tennessee, and Arkansas.

         The Company's Potter subsidiary employs a route delivery sales force. Orders are taken by the route salespeople and filled immediately from stock on board the route sales trucks. In addition, the subsidiary sells approximately 47% of its product to third party distributors. The Company engages in promotions, including in-store sampling, as well as in print, radio and television advertising. Customers are located in Arkansas, Oklahoma and Texas.

         One food distribution customer, Sam's Club Inc., accounted for approximately 47% and 43% of the Company's total net sales during 1997 and 1998, respectively. No other customer accounted for more than 10% of total net sales during either year.

                                ASSET MANAGEMENT

         Accounts Receivable. Sales are made almost exclusively on account, and accounts receivable typically average 15 to 20 days.

         Inventory. The Company maintains its inventory at the manufacturing facilities operated by its Carlton subsidiary in New Braunfels, Texas, by its Richards subsidiary in Church Point, Louisiana, by its Grogan's facility in Arlington, Kentucky, by its Potter subsidiary in Durant, Oklahoma and Malvern, Arkansas and at two distribution facilities operated by its Prefco subsidiary in Houston, Texas. The Company generally maintains an average of eight to ten days of inventory on hand which reflects approximately six to eight days of inventory at its Prefco subsidiary, approximately 30 days of inventory at its Carlton, Richards and Grogan's subsidiaries and approximately 15 days of inventory at its Potter subsidiary. The Company typically places purchase orders to its suppliers by telephone and by facsimile on a daily basis. Orders are placed both on an as-needed basis and on a scheduled basis in anticipation of future demand. Orders are usually filled within one to ten days, and products are transported to the Company's warehouses by common carrier.

                                   COMPETITION

         Food Distribution. Through its Prefco subsidiary, the Company believes that it is the second largest of four major fresh meat distributors in the Houston market. Although this segment of the food industry is extremely competitive, the Company believes it has generally succeeded in distinguishing itself through a high level of customer service.

         Food Processing. Through its Potter, Prefco, Carlton, Richards and Grogan's subsidiaries, the Company competes with several branded meat companies, and its brands compete with a wide variety of both regional and national brands. Among the competitive brands are Decker, J. Bar B., Hilshire Farms, Hormel, Bryan, Bob Evans and Jimmy Dean. The Company's Carlton(TM) and Country Boy(TM) brands of smoked sausage are sold principally in the Dallas, San Antonio and Austin markets and currently have limited market share. The Company's Blue Ribbon(R) brand currently represents the best selling brand of bacon in the Houston market. The Company's packaged, sliced luncheon meats and entrees were introduced to the Houston market in 1995 and 1998, respectively, and currently have limited market share. The Company's Richards(TM), Richards Cajun Favorites,Grogan's(TM) and Partin's(TM) brands enjoy a strong regional share within their respective markets. Through its Carlton and Potter subsidiaries, the Company manufactures smoked sausage and meat products on a private label basis for other branded food companies and, on a limited basis, for supermarkets and restaurants. The Company believes that it enjoys a strong reputation for innovation and responsiveness in creating original recipes for such customers. The Company competes with a wide variety of manufacturers, many of whom are significantly larger and may have greater manufacturing capacity and capital.

                              GOVERNMENT REGULATION

         The Company is subject to various federal, state and local statutes, including federal occupational safety and health laws. Furthermore, the Company and its suppliers are subject to various rules and regulations including those of the United States Department of Agriculture, the United States Food and Drug Administration and similar state agencies that relate to manufacturing, nutritional disclosure, labeling requirements and product names.

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

                                    EMPLOYEES

         The Company currently has approximately 60 employees in its Prefco subsidiary, approximately 70 employees in its Carlton subsidiary, approximately 60 employees in its Richards subsidiary, approximately 50 employees in its Grogan's subsidiary and approximately 225 employees in its Potter subsidiary. The Company uses temporary employees from time to time.

         The Company believes that its relations with employees are good. The Company has never suffered a material work stoppage or slow down.

ITEM 2.  PROPERTIES

         Prefco Subsidiary. The Company leases a 30,000 square foot refrigerated warehouse in Houston. The lease for this facility expires November 1999. In addition to the foregoing, the subsidiary also leases a 5,000 square foot office facility, the lease for which expires Sept. 30, 2000, with a three-year renewal option.

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

         Potter Subsidiary. The Company owns a 120,000 square foot rendering, processing, distribution, warehouse and administrative facility in Durant, Oklahoma. In addition, the Company owns a 6,800 square foot distribution facility in Malvern, Arkansas.


ITEM 3.  LEGAL PROCEEDINGS
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                      EXECUTIVE OFFICERS OF THE REGISTRANT



                            AGE OF
     NAME OF OFFICER        OFFICER        OFFICES HELD AND BUSINESS EXPERIENCE FOR LAST FIVE YEARS
--------------------------  ------- --------------------------------------------------------------------------------
Merrick M. Elfman             40    Chairman since July 1996 and a Director since 1993.  Mr. Elfman is Chairman of
                                    Gray Supply Company, Inc., a privately-held distributor of specialty lighting products, and Carlton Foods, which is now a subsidiary of the Company,
                                    Vice-Chairman of International Collectors Society LP, a privately-held collectibles company, and a director of Becker Group, Ltd., a privately-held company in the mall decorations business. Mr. Elfman is the founder of Elfman
                                    Venture Partners, Inc., a private investment firm of which he has been
                                    President since 1987.

Alan F. Sussna                42    Director, President and Chief Executive Officer since March 1996. Mr. Sussna is also a director of International Collectors Society LP, a privately-held collectibles company, and Becker Group, Ltd., a privately-held company in the mall decorations business, positions he has held since June 1998 and December
                                    1998, respectively.  From October 1991 through October 1995, Mr. Sussna was a director of Bain & Company, a consulting firm. Through his association with
                                    Bain & Company and as a partner in the consulting firm of McKinsey & Company, he has opened offices as well as led those firms' Consumer Goods practices.
                                    Mr. Sussna has also held industry positions as Executive Vice President--
                                    Sales and Marketing for Jim Beam Brands and in product management at
                                    Frito-Lay, Inc.

Thomas M. Dalton              50    Senior Vice President and Chief Financial Officer since April 1998. Mr. Dalton served as Executive Vice President and Chief Financial Officer of the
                                    Richelieu Group in 1993 and 1994, and SNA Inc. from 1994 through 1998, and has been a director of Duo-Fast Corporation since 1998.

Steve Englander               43    Chief Marketing Officer since August 1998.  Prior to his employment with the
                                    Company, Mr. Englander was Vice President of Marketing with Morningstar Foods, a position he held from September 1995 through March 1998.  From September
                                    1991 through June 1995, he was Vice President of Marketing and Sales at Eagle
                                    Snacks, a division of Anheuser Busch.


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


=============================================================================================================
                    STOCK PRICES                                         STOCK PRICES
=============================================================================================================
                              High           Low                                   High            Low
=============================================================================================================
1997                                                  1998
=============================================================================================================
1st Quarter               4 1/8           2 7/8       1st Quarter              3 7/8          2 15/16
=============================================================================================================
2nd Quarter               4               3 3/8       2nd Quarter              3 1/2          2
=============================================================================================================
3rd Quarter               3 3/4           2 1/2       3rd Quarter              3 1/8          2 1/4
=============================================================================================================
4th Quarter               4 1/2           3 1/8       4th Quarter              2 7/8          1 7/8
=============================================================================================================

         As of March 24, 1999, there were approximately 155 shareholders of record of the Company's Common Stock. The Company has not paid any cash dividends since its initial public offering. The Company anticipates that earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on the Common Stock will be paid in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data for the Company is based on the consolidated financial statements of the Company. The Company's financial statements as of December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998, including the notes thereto and the related reports of KPMG LLP, and Arthur Andersen LLP, independent certified public accountants, are included elsewhere herein.

         The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company contained elsewhere herein.


                                                              (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                                                        YEARS ENDED DECEMBER 31,
                                                            1994         1995        1996         1997        1998
                                                            ----         ----        -----        -----       ----

Income Statement Data
Net sales                                                    $  --    $    --    $ 133,878    $ 151,049    $ 180,818
Income from continuing operations                               --         --          440          434        1,819
Income (loss) from discontinued operations,
   including loss on disposal                                  (38)    (3,091)         455          (77)      (1,301)
Net income (loss)                                              (38)    (3,091)         896          357          324
Basic income per common share from continuing operations        --         --         0.08         0.06         0.25
Diluted income per common share from continuing operations      --         --         0.08         0.06         0.24
Basic and diluted net income (loss) per common share         (0.02)     (1.23)        0.17         0.05         0.04
--------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Total assets                                               $ 4,072      1,320       32,823       33,245       45,665
Long-term obligations                                           --         --          --         6,270       18,514


During the fourth quarter of 1998, the Company decided to dispose of its beverage division. The beverage division has been treated as a discontinued operation and prior years' financial statements have been restated. In 1994 and 1995, the Company consisted solely of the beverage division.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1996 the Company implemented a new corporate strategy that resulted in the acquisition of five food businesses. Each of these businesses represented a preeminent local or regional branded processed meat company. In addition to significantly increasing the Company's size, the newly acquired businesses created a broader platform for future growth.

         In order to acquire and operate its food businesses, the Company formed four new subsidiaries during 1996: Prefco Corp., Carlton Foods Corp., Richards Cajun Foods Corp., and Grogan's Farm, Inc. In 1998, the Company formed a fifth new subsidiary, Potter Sausage Co., to acquire the business of J.C. Potter Sausage Company and affiliates.

         In conjunction with the new corporate strategy, during 1998 the Company completed the sale of substantially all the assets of its beverage division, which operated as a distributor of non-alcoholic beverages in the Baltimore and Washington D.C. metropolitan areas. The disposition occurred in three transactions on December 1, 1998, January 11, 1999 and February 2, 1999.

RESULTS OF OPERATIONS

         All of the acquisitions in 1996 and 1998 were recorded utilizing the purchase method of accounting. Therefore, results of the acquired businesses prior to the effective date of such acquisitions are not included in the Company's results of operations. The beverage division has been accounted for as a discontinued operation and prior years' financial statements have been restated. The discussion of results of operations below excludes the results of the beverage division.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net Sales. Net sales increased by $29.8 million or 19.7% from $151.0 million for the year ended December 31, 1997 to $180.8 million for the year ended December 31, 1998. The increase in net sales was primarily due to the impact of the acquisition of Potter, which increased net sales for 1998 by $26.4 million. The remainder of the increase relates primarily to the introduction of new branded product lines.

         Gross Profit. Gross profit increased by $10.5 million or 78.3% from $13.4 million for the year ended December 31, 1997 to $23.9 million for the year ended December 31, 1998. Gross profit as a percentage of net sales increased from 8.9% for the year ended December 31, 1997 to 13.0% for the year ended December 31, 1998. These increases primarily reflect the impact of acquisitions and the availability of certain of the Company's raw materials at prices below those paid in 1997. Hog prices have a significant impact on the Company's cost of goods sold and lower hog prices during 1998 favorably impacted gross profit as compared to 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.0 million or 67.9% from $11.8 million for the year ended December 31, 1997 to $19.8 million for the year ended December 31, 1998. As a percentage of net sales, selling, general and administrative expenses increased from 7.8% to 10.9%. This increase was primarily attributable to a larger percentage of branded product sales in 1998, which generally require higher selling, general and administrative expenses per dollar of sales, primarily related to increased advertising support.

         Income from Operations. Income from operations increased $2.6 million from $1.6 million for the year ended December 31, 1997 to approximately $4.2 million for the year ended December 31, 1998. This increase is attributable to the factors discussed above.

         Interest Expense. Interest expense increased $0.7 million from $1.5 million for the year ended December 31, 1997 to $2.2 million for the year ended December 31, 1998. This increase was primarily attributable to increased levels of debt (and the related amortization of deferred financing costs and debt discounts) that were necessary to finance the acquisition of Potter.

         Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants was estimated using a Black-Scholes option pricing model. During the year ended December 31, 1998, the Company recorded no additional interest expense due to the decrease in the estimated fair value of the warrants.

         Income from Continuing Operations. Income from continuing operations increased $1.8 million from $0.5 million for the year ended December 31, 1997 to $2.3 million for the year ended December 31, 1998. This increase reflects the factors discussed above.


         Income Tax (Expense)Benefit. The effective tax rate differs from the statutory rate primarily because of state income taxes, the non-deductibility of goodwill amortization and the reduction of the valuation allowance of $226,000 and $462,500 in 1997 and 1998, respectively.


         Extraordinary Item. During the year ended December 31, 1998 the Company recorded a one-time extraordinary loss of $0.3 million resulting from the early extinguishment of debt and the write-off of the related unamortized deferred financing costs that occurred at the time the Company's debt facilities were refinanced. This extraordinary expense was recorded net of the related tax benefit of $0.1 million.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net Sales. Net sales increased by $17.1 million or 12.8% from $133.9 million for the year ended December 31, 1996 to $151.0 million for the year ended December 31, 1997. The increase in sales reflected increases in the sales of both Carlton and Prefco. In addition, approximately $8 million of the sales increase was attributable to a full year of operations for Richards, which the Company acquired in August 1996, and Grogan's and Partin's, which the Company acquired during the fourth quarter of 1996.

         Gross Profit. Gross profit increased by $2.1 million or 18.5% from $11.3 million for the year ended December 31, 1996 to $13.4 million for the year ended December 31, 1997. This increase reflects the factors discussed above in Net Sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million or 14.6% from $10.3 million for the year ended December 31, 1996 to $11.8 million for the year ended December 31, 1997. This increase is attributable primarily to the factors discussed above in Net Sales.

         As a percentage of net sales, selling, general and administrative expenses increased from 7.7% to 7.8%. This increase is primarily attributable to an increasing proportion of branded product sales, which generally require higher selling, general and administrative expenses per sales dollar.

         Income from Operations. Income from operations increased $0.6 million from $1.0 million for the year ended December 31, 1996 to $1.6 million for the year ended December 31, 1997. This increase is attributable to factors discussed above.

         Interest Expense. Interest expense increased $0.4 million from $1.1 million for the year ended December 31, 1996 to $1.5 million for the year ended December 31, 1997. This increase was primarily attributable to debt that the Company incurred (and the related amortization of deferred financing costs and note discounts) in connection with the acquisitions of Richards, Grogan's and Partin's.

         Income From Continuing Operations. Income from continuing operations was $0.4 million in both the year ended December 31, 1996 and the year ended December 31, 1997.

         Income Tax (Expense) Benefit. The effective tax rate differs from the statutory rate primarily because of state income taxes, the non-deductibility of goodwill amortization and the reduction of the valuation allowance of $460,000 and $226,000 in 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the year ended December 31, 1996 was $2.3 million. An increase in accounts receivable and decrease in accounts payable were the primary factors contributing to the use of cash in operating activities, which was offset by income from continuing operations and depreciation and amortization. For the year ended December 31, 1997, cash provided by operating activities was $5.2 million. The cash generated from operating activities was primarily the result of income from continuing operations, depreciation and amortization, decreases in accounts receivable and increases in accounts payable, partially offset by an increase in inventory. Net cash provided by operating activities for the year ended December 31, 1998 was $3.9 million. This amount was principally the result of income from continuing operations, depreciation and amortization and increases in accrued expenses, partially offset by increases in accounts receivable and decreases in accounts payable.

         During the years ended December 31, 1996 and 1997, cash used in investing activities of $9.6 million and $0.8 million, respectively, was primarily related to capital expenditures and acquisitions. Cash of $11.8 million was used in investing activities during the year ended December 31, 1998, principally as a result of capital expenditures and cash paid for the acquisition of Potter.

         Cash provided by financing activities was $13.5 million for the year ended December 31, 1996. During 1996, borrowings under the line of credit and other term debt and notes payable, along with cash received from the issuance related to these debt agreements. During the year ended December 31, 1997, cash used in financing activities was $1.8 million, primarily related to the decrease in the Company's bank overdraft and payments under term debt and notes payable, offset by cash received from the issuance of common stock. Cash provided by financing activities of $8.9 million for the year ended December 31, 1998 was principally affected by the borrowings under the term debt and notes payable to finance the acquisition of Potter and an increase in the bank overdraft. These amounts were partially offset by payments of term debt and notes payable under the line of credit.

         In the first quarter of 1998, the Company acquired substantially all of the assets of Potter, a branded food processing company located in Durant, Oklahoma in consideration for approximately $13.0 million cash, assumed liabilities and related transaction costs. In connection with this acquisition, the Company borrowed approximately $6.5 million in senior subordinated debt from Banc One Capital Corporation ("Senior Subordinated Debt"). This Senior Subordinated Debt included detachable common stock warrants with a put option. The Company also refinanced its line of credit and term debt through Fleet Capital ("Fleet Facility"). The Fleet Facility provided a line of credit balance as of March 31, 1998, of approximately $7 million, which was $0.4 million greater than the balance previously outstanding under the existing line of credit facility.

         As of December 31, 1998, the Company had outstanding under the Fleet Facility approximately $10.3 million in term debt and approximately $1.6 million in line of credit borrowings. The Company owed $6.5 million to Banc One under the Senior Subordinated Debt, and approximately $2.7 million of subordinated debt to former owners of Prefco, Richards, Grogan's and Partin's. The Senior Subordinated Debt bears interest at 10% per annum. The subordinated debt owed to former owners bears interest at an average rate of approximately 7.7% per annum. The term debt and line of credit agreement under the Fleet Facility bear annual interest at either the bank's prime rate plus 1% (9.00% at December 31, 1998) or adjusted LIBOR plus 2.5%, at the Company's option.

         Warrants issued in conjunction with the Senior Subordinated Debt provide that on the occurrence of a Put Trigger Event (defined below), if the average trading volume of the Company's stock for four consecutive weeks is less than 15% of the number of shares issuable to the holder of the put warrants, such holders would have a thirty day right to require the Company to redeem the warrants for a cash amount equal to the greater of a cash flow formula (defined in the Warrant Agreement) or the fair market value of the underlying shares based upon an appraisal, in each case, net of an exercise price of $3.38 per share. For these purposes, a "Put Trigger Event" would occur upon the earlier of certain events, including the fifth anniversary of the warrants, a sale of all or substantially all of the assets of the Company, or a business combination in which the Company is not the surviving corporation.

         If the holder of the warrants exercises the put option, the Company's ability to satisfy such obligation will depend on its ability to raise additional capital. The Company's ability to secure additional capital at such time will depend upon the company's overall operating performance, which will be subject to general business, financial, competitive and other factors affecting the Company and either the processed meat distribution industry certain of which factors are beyond the control of the Company. No assurance can be given that the Company will be able to raise the necessary capital on terms acceptable to the Company, if at all, to satisfy the put obligation in a timely manner. If the Company is unable to satisfy such obligation, the Company's business, financial condition and operations will be materially and adversely effected.

         As of December 31, 1998, the Company believes that cash generated from operations and bank borrowings will be sufficient to fund its debt service, working capital requirements and capital expenditures as currently contemplated for 1999. However, the Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's ability to continue to comply with covenants in the Fleet Facility. The Company's ability to continue to comply with the covenants in the Fleet Facility will depend on a number of factors, certain of which are beyond the Company's control, including but not limited to, successful integration of acquired businesses and implementation of its business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on its future operating performance. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the Fleet Facility.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to certain market risks. These risks relate to commodity price fluctuations, interest rate changes and fluctuations in the value of the warrants with the put option.

         The Company is a purchaser of pork and other meat products. The Company buys pork and other meat products based upon market prices that are established with the vendor as part of the purchase process. The operating results of the Company are significantly impacted by pork prices. The Company does not use commodity financial instruments to hedge pork and other meat products prices.

         The Company's exposure to interest rate risk relates primarily to its debt obligations and temporary cash investments. Interest rate risk is managed through variable rate borrowings with varying maturities. The Company does not use, and has not in the past fiscal year used, any derivative financial instruments relating to the risk associated with changes in interest rates.

         The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value would be charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants would be added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants will be estimated using a Black-Scholes option pricing model. During the year ended December 31, 1998, the Company recorded no additional interest expense resulting from the changes in the estimated fair of the warrants.

         The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

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

         Information Technology. The Company began its assessment of its Year 2000 readiness by conducting a review of the computer hardware and software applications which comprise the Company's information technology systems. This review was completed by the end of the third quarter of 1998. As a result of this review, the Company believes that, with the exception of its Potter subsidiary, the information technology being utilized by each of its six operating subsidiaries is Year 2000 compliant, and the Company has received written confirmation of Year 2000 compliance from its hardware and software vendors. The Company has determined that its Potter subsidiary requires the installation of a new data processing system, after which Potter will also be Year 2000 compliant. The Company expects that this installation will be completed in the second quarter of 1999. Through the end of the 1998, the costs paid to third parties in connection with the Company's review of its information technology were approximately $50,000, and future estimated expenses are $100,000, consisting primarily of the costs associated with the new Potter data processing system.

         Embedded Technology. The next phase of the Company's assessment began in the third quarter of 1998 and is expected to be completed by the end of the second quarter of 1999. This phase involves an audit of the non-information technology systems and embedded technology at its facilities. The Company does not anticipate that the costs paid to third parties in connection with its Year 2000 efforts in this area will be material.

         Third Party Relationships. The Company relies on third party suppliers and vendors for raw materials and other key supplies and services. The Company is also dependent upon its customers for sales and cash flow. Interruption of supplier or vendor operations or customer sales due to a failure of those third parties to be Year 2000 compliant could adversely affect the Company's operations. The Company, however, is not dependent on any particular supplier, vendor or customer (with the exception of Sam's Club, Inc., which comprises a significant portion of sales). The Company does not currently have written documentation concerning the Year 2000 readiness of all its suppliers and customers, but has surveyed the Year 2000 readiness of suppliers and customers with whom the Company has an electronic data interface (EDI) and is awaiting certain responses. While the Company believes that the impact of isolated occurrences resulting from the failure of third parties to be Year 2000 compliant would not be material, a wide-spread Year 2000 interruption throughout the food industry or a Year 2000 problem with respect to Sam's Club, Inc., its largest customer, could have a material adverse effect on the Company's results of operations and financial position.

         Contingency Plan. Although the Company does not currently have a contingency plan for Year 2000 issues, it does intend to begin developing one in the second quarter of 1999 to prepare the Company for Year 2000 interruptions in processing accounting or operational information and the inability of its lenders or other sources of capital and liquidity to make funds available when required.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         During 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires capitalization of certain costs of computer software developed or obtained for internal use, provided that those costs are not related to research and development. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The AICPA also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" during 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company is currently evaluating the requirements of SOP 98-1 and SOP 98-5 and the effects, if any, on the current policies of the Company.

         Also in 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Implementation of Statement 133 is required for periods beginning after June 15, 1999. Statement 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivative be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. The Company is evaluating the effect of Statement 133 on its accounting policy related to derivative financial instruments.

FORWARD LOOKING STATEMENTS

         The Company wants to provide stockholders and investors with more meaningful and useful information. Therefore, this Annual Report on Form 10-K contains forward looking information and describes the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward looking" statements by words such as "believes," "estimates," "expects," "intends" and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of the Company's business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the warrants with the put option on the Company's net income and effective tax rate; the Company's ability to raise additional capital; sensitivity to such factors as weather and raw material costs; and the factors discussed above under the captions "Quantitative and Qualitative Disclosures About Market Risk" and "Year 2000." Readers are encouraged to review the Company's Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. The Company assumes no obligation to update the information contained in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See discussion under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's 1998 Financial Statements and the related Reports of Independent Auditors are set forth on pages F-1 through F-21 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported on a Current Report on Form 8-K dated December 14, 1998 (filed with the Securities and Exchange Commission on December 21,
1998) and a Current Report on Form 8-K dated January 25, 1999 (filed with the Securities and Exchange Commission on February 1, 1999), the Company replaced Arthur Andersen LLP with KPMG LLP as its independent certified public accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 1999 (the "1999 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to "Compensation" in the 1999 Proxy
Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to "Certain Transactions with Management and Others" in the 1999 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Form 10-K:

          1. The consolidated financial statements of the Company and its subsidiaries, together with the applicable report of independent public accountants:


                                                                                     Page
                                                                                     ----

                Independent Auditors Report                                           F-2

                Report of Independent Public Accountants                              F-3

                Consolidated Balance Sheets - as of December 31, 1997 and 1998        F-4

                Consolidated Income Statements - for the years
                ended December 31, 1996, 1997 and 1998                                F-5

                Consolidated Statements of Stockholders' Equity - for the years
                ended December 31, 1996, 1997 and 1998                                F-6

                Consolidated Statements of Cash Flows - for the years
                ended December 31, 1996, 1997 and 1998                                F-7

                Notes to Consolidated Financial Statements                            F-8

          2. The following exhibits are filed with this report or incorporated by reference as set forth below:

          Exhibit
          Number   Description
          ------   -----------
          3.1      Certificate of Incorporation of the Company,
                   including all amendments thereto (9)

          3.2      By-Laws of the Company (1)

          4.1      Specimen Stock Certificate (1)

          4.2      Registration Rights Agreement between T. Rowe Price
                   Strategic Partners Fund, L.P. and the Company (1)

          4.3      Stock Option Plan (1)

          4.4      Amendment dated as of April 15, 1998 to the Company's
                   Stock Option Plan (8)

          4.5      Atlantic Premium Brands, Ltd. Employee Stock Purchase
                   Plan dated November 1, 1997 (2)

          4.6      $1.4 million Subordinated Note made by ABEV
                   Acquisition Corp. in favor of Franklin Roth and Allen
                   Pauly (4)

          4.7      6.35% Subordinated Non-Negotiable Promissory Note due
                   July 31, 2001 made by Richards Cajun Foods Corp. and the Company in favor of J.L. Richard in the original principal amount of $850,000 (6)


                  4.8      8% Subordinated Non-Negotiable Promissory Note due
                           September 30, 2001 made by Grogan's Merger Corp. in favor of Bobby L. Grogan and Betty R. Grogan in the original principal amount of $219,593 (6)

                  4.9      8% Subordinated Non-Negotiable Promissory Note due
                           December 31, 2003 made by Grogan's Farm, Inc. in favor of Jefferson Davis and Roger Davis in the original principal amount of $219,593 (6)

                  4.10 Secured Promissory Note dated as of March 20, 1998 of the Company and certain of its subsidiaries payable to Fleet Capital Corporation in the original principal amount of $11,000,000 (6)

                  4.11     Loan and Security Agreement dated as of March 20,
                           1998 among Fleet Capital Corporation, the Company and certain of its subsidiaries (6)

                  4.12     Stock Pledge Agreement dated as of March 20, 1998
                           between the Company and Fleet Capital Corporation (6)

                  4.13     Atlantic Premium Brands, Ltd. and Subsidiaries Senior
                           Subordinated Note and Warrant Purchase Agreement dated as of March 20, 1998 among the Company, certain of its subsidiaries and Banc One Capital Partners, LLC ("Banc One") (6)

                  4.14     Senior Subordinated Note due March 31, 2005 of the
                           Company payable to Banc One dated as of March 20,
                           1998 in the original principal amount of $6,500,000
                           (6)

                  4.15     Atlantic Premium Brands, Ltd. Warrant Certificate
                           Common Stock Purchase Warrant of Banc One dated as of
                           March 20, 1998 (6)

                  4.16     Atlantic Premium Brands, Ltd. Warrant Certificate
                           Contingent Common Stock Purchase Warrant of Banc One dated as of March 20, 1998 (6)

                  4.17     Put Option Agreement dated as of March 20, 1998
                           between the Company and Banc One (6)

                  4.18     Registration Rights Agreement dated as of March 20,
                           1998 between the Company and Banc One (6)

                  4.19 Shareholders Agreement dated as of March 20, 1998 among the Company, certain of its shareholders and Banc One (6)

                  4.20     Preemptive Rights Agreement dated as of March 20,
                           1998 between the Company and Banc One (6)

                  4.21     Debt Subordination Agreement dated as of March 20,
                           1998 among Banc One Capital Partners, LLC, the
                           Company, certain of its subsidiaries and Fleet
                           Capital Corporation (6)

                  4.22     Lien Subordination Agreement dated as of March 20,
                           1998 between Fleet Capital Corporation and Banc One
                           Capital Partners, LLC (6)

                  10.1     Non-Compete and Non-Disclosure Agreement dated
                           September 24, 1993 among the Company, Sterling Group,
                           Inc., Eric D. Becker, Steven M. Taslitz, Douglas L.
                           Becker and R. Christopher Hoehn-Saric (1)

                  10.2 Consulting Agreement dated March 15, 1996 by and between the Company, Sterling Advisors, L.P. and
                           Elfman Venture Partners, Inc. (3)

                  10.3     Amendment to Consulting Agreement dated as of October
                           16, 1996 among the Company, Sterling Advisors, L.P.
                           and Elfman Venture Partners, Inc. (6)

                  10.4     Second Amendment to Consulting Agreement dated as of
                           September 7, 1997 among the Company, Sterling
                           Advisors, L.P. and Elfman Venture Partners, Inc. (6)

                  10.5     Third Amendment to Consulting Agreement dated as of
                           December 1, 1998 among the Company, Sterling
                           Advisors, L.P. and Elfman Venture Partners, Inc. (*)

                  10.6     Form of Tax Indemnification Agreement (1)

                  10.7 Stock Purchase Agreement dated as of January 23, 1996 among the Company, ABEV Acquisition Corp., Franklin
                           Roth and Allen Pauly (4)


                  10.8 Asset Purchase Agreement dated as of March 6, 1998 among Potter's Acquisition Corp., J.C. Potter Sausage
                           Company, Potter's Farm, Inc., Potter Rendering Co.
                           and Potter Leasing Company, Ltd. (6)

                  10.9     Asset Purchase Agreement dated as of November 24,
                           1998 between the Company and Canadry Dry Potomac
                           Corporation (10)

                  10.10    Asset Purchase Agreement dated February 2, 1999
                           between the Company and Master Distributors, Inc.
                           (10)

                  10.11 Employment Agreement dated October 29, 1996 between the Company and Alan F. Sussna (5)

                  10.12    Employment Agreement dated as of April 6, 1998
                           between the Company and Thomas M. Dalton (7)

                  10.13 Employment Agreement dated August 10, 1998 between the Company and Steven Englander (9)

                  21       Subsidiaries of the Company (6)

                  23.1     Consent of KPMG LLP (*)

                  23.2     Consent of Arthur Andersen LLP (*)

                  27       Financial Data Schedule (*)



------------------
*    Filed herewith.

(1)      Filed as an exhibit to the Company's Registration Statement No.
         33-69438 or the amendments thereto and incorporated herein by reference.

(2)      Filed as an exhibit to the Company's Form S-8 Registration Statement
         No. 333-39561 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

(4)      Filed as an exhibit to the Company's Current Report on Form 8-K dated
         March 15, 1996, filed with the Securities and Exchange Commission on
         April 1, 1996, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

(10)     Filed as an exhibit to the Company's Current Report on Form 8-K dated
         February 2, 1999, filed with the Securities and Exchange Commission on
         February 16, 1999, and incorporated herein by reference.

         (b)      Reports on Form 8-K:

                  On December 21, 1998, the Company filed a Current Report on
         Form 8-K dated December 14, 1998 disclosing Item 4, a change in its certifying accountants from Arthur Andersen LLP to KPMG LLP.


                                       24

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ATLANTIC PREMIUM BRANDS, LTD.


                                By:      /s/ THOMAS M. DALTON
                                         ---------------------------------------
                                         Thomas M. Dalton
                                         Senior Vice President
                                         and Chief Financial Officer
Dated as of March 31, 1999.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                      TITLE                                 DATE
               ---------                                      -----                                 ----
           /s/ ERIC D. BECKER              Director                                            March 29, 1999
-----------------------------------------
             Eric D. Becker

                                           Senior Vice President and Chief Financial           March 29, 1999
                                           Officer (principal financial and
          /s/ THOMAS M. DALTON             accounting officer)
-----------------------------------------
            Thomas M. Dalton


         /s/ MERRICK M. ELFMAN             Director                                            March 29, 1999
-----------------------------------------
           Merrick M. Elfman

                                           Director
                                                                                               March 29, 1999
-----------------------------------------
             Brian Fleming

           /s/ JOHN T. HANES               Director                                            March 29, 1999
-----------------------------------------
             John T. Hanes

            /s/ RICK INATOME               Director                                            March 29, 1999
-----------------------------------------
              Rick Inatome

        /s/ G. COOK JORDAN, JR.            Director                                            March 29, 1999
-----------------------------------------
          G. Cook Jordan, Jr.

           /s/ JOHN A. MILLER              Director                                            March 29, 1999
-----------------------------------------
             John A. Miller
                                           Chief Executive Officer and Director                March 29, 1999
           /s/ ALAN F. SUSSNA              (principal executive officer)
--------------------------------------------
             Alan F. Sussna

         /s/ STEVEN M. TASLITZ             Director                                            March 29, 1999
--------------------------------------------
           Steven M. Taslitz



                          ATLANTIC PREMIUM BRANDS, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Report                                                 F-2

Report of Independent Public Accountants                                     F-3

Consolidated Balance Sheets - as of December 31, 1997 and 1998               F-4

Consolidated Income Statements - for the years ended
  December 31, 1996, 1997 and 1998                                           F-5

Consolidated Statements of Stockholders' Equity - for the years ended
  December 31, 1996, 1997 and 1998                                           F-6

Consolidated Statements of Cash Flows - for the years ended
  December 31, 1996, 1997 and 1998                                           F-7

Notes to Consolidated Financial Statements                                   F-8

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Atlantic Premium Brands, Ltd.:

We have audited the accompanying consolidated balance sheet of Atlantic Premium Brands, Ltd. (a Delaware corporation), and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Atlantic Premium Brands, Ltd. and subsidiaries as of December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997, were audited by other auditors whose report thereon dated March 20, 1998 (except with respect to the matters discussed in Note 3, as to which the date is March 25,
1999) expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Premium Brands, Ltd. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                /s/ KPMG LLP


Chicago, Illinois
March 26, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Atlantic Premium Brands, Ltd.:

We have audited the accompanying consolidated balance sheets of Atlantic Premium Brands, Ltd. (a Delaware corporation), and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Premium Brands, Ltd. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  /s/ ARTHUR ANDERSEN LLP


Baltimore, Maryland
   March 20, 1998 (except with
   respect to the matter discussed
   in Note 3, as to which the date
   is March 25, 1999)

                         ATLANTIC PREMIUM BRANDS, LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                                        ------------
                                                                  1997              1998
                                                                  ----              ----
                     ASSETS

Current assets:
  Cash                                                             $1,183,984        $1,773,813
  Accounts receivable, net of allowance for
    doubtful accounts of $82,049 and $247,122, respectively         7,379,081        10,437,406
  Inventory                                                         3,188,221         4,456,706
  Prepaid expenses and other current assets                           372,398           235,329
  Deferred income taxes                                                89,500           543,602
  Net assets of discontinued operations                             3,169,420         1,240,276
                                                            -----------------------------------
      Total current assets                                         15,382,604        18,687,132

Property, plant and equipment, net                                  3,943,818        12,288,196
Goodwill, net                                                      12,745,761        13,516,552
Other assets, net                                                   1,122,340           605,381
Deferred income taxes                                                  50,100           567,808
                                                            ------------------------------------
      Total assets                                                $33,244,623       $45,665,069
                                                            ====================================

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                   $1,402,792       $ 4,073,100
  Notes payable under line of credit                                6,839,323         1,579,037
  Current maturities of long-term debt                              1,659,310         1,377,941
  Accounts payable                                                  7,094,865         5,608,538
  Income taxes payable                                                132,460            79,248
  Accrued expenses                                                    457,341         4,602,290
                                                            ------------------------------------
      Total current liabilities                                    17,586,091        17,320,154

Long-term debt, net of current maturities                           6,270,078        17,078,550
Put warrants                                                        -                 1,435,000
                                                            ------------------------------------

      Total liabilities                                            23,856,169        35,833,704

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; none issued or outstanding                   -                 -
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 7,373,574 and 7,412,583 shares
    issued and outstanding at December 31, 1997
    and 1998, respectively                                             73,770            74,160
  Additional paid-in-capital                                       12,141,176        12,259,885
  Accumulated deficit                                              (2,826,492)       (2,502,680)
                                                            ------------------------------------
      Total stockholders' equity                                    9,388,454         9,831,365
                                                            ------------------------------------
      Total liabilities and stockholders' equity                  $33,244,623       $45,665,069
                                                            ====================================


The accompanying notes are an integral part of these consolidated financial statements.

                         ATLANTIC PREMIUM BRANDS, LTD.

                         CONSOLIDATED INCOME STATEMENTS


                                                                         December 31,
                                                                         ------------
                                                        1996                1997               1998
                                                        ----                ----               ----

Net sales                                               $133,878,234       $151,048,650        $180,817,500
Cost of goods sold                                       122,606,531        137,617,242         156,869,779
                                                 ----------------------------------------------------------
      Gross profit                                        11,271,703         13,431,408          23,947,721
Selling, general and administrative
      expenses:
  Salaries and benefits                                    4,441,492          4,372,792           8,537,175
  Other operating expenses                                 5,129,541          6,376,960           9,592,661
  Depreciation and amortization                              693,515          1,040,996           1,663,429
                                                 ----------------------------------------------------------
      Total selling, general and
        administrative expenses                           10,264,548         11,790,748          19,793,265
                                                 ----------------------------------------------------------
      Income from operations                               1,007,155          1,640,660           4,154,456
Interest expense                                           1,120,454          1,495,155           2,205,931
Other income, net                                            224,749            368,753             320,878
                                                 ----------------------------------------------------------
      Income from continuing operations
        before income taxes                                  111,450            514,258           2,269,403
Income tax (expense) benefit                                 329,007            (79,995)           (450,000)
                                                 ----------------------------------------------------------
      Income from continuing
        operations                                           440,457            434,263           1,819,403
Discontinued operations:
     Income (loss) from discontinued operations              455,302            (77,406)           (741,701)
     Loss on disposal of discontinued
        operations, including provision of
        $150,000 for operating losses during
        the phase-out period                                       -                  -            (558,897)
                                                 ----------------------------------------------------------
Income before extraordinary loss                             895,759            356,857             518,805
Extraordinary loss                                                 -                  -            (194,993)
                                                 ----------------------------------------------------------
Net income                                           $       895,759     $      356,857     $       323,812
                                                 ==========================================================


Weighted average common shares:
  Basic                                                    5,199,171          6,846,013           7,384,372
                                                 ==========================================================
  Diluted                                                  5,349,539          7,102,850           7,576,236
                                                 ==========================================================
Income per common share:
  Basic
    Income from continuing
      operations                                     $          0.08     $         0.06     $          0.25
    Income (loss) from discontinued operations,
      including loss on disposal                                0.09              (0.01)              (0.18)
    Extraordinary loss                                             -                  -               (0.03)
                                                 ----------------------------------------------------------
  Net income                                         $          0.17     $         0.05     $          0.04
                                                 ----------------------------------------------------------
  Diluted:
    Income from continuing
      operations                                     $          0.08     $         0.06     $          0.24
    Income (loss) from discontinued operations,
      including loss on disposal                                0.09              (0.01)              (0.17)
    Extraordinary loss                                             -                  -               (0.03)
                                                 ----------------------------------------------------------
Net income                                           $          0.17     $         0.05     $          0.04
                                                 ==========================================================



The accompanying notes are an integral part of these consolidated financial statements.

                         ATLANTIC PREMIUM BRANDS, LTD.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Additional                       Total
                                                        Common Stock              Paid-in      Accumulated   Stockholders'
                                                   Shares          Amount         Capital        Deficit         Equity
                                                   ------          ------         -------        -------         ------

Balance, December 31, 1995                           2,320,114        $23,235      $4,618,227    ($4,079,108)       $562,354
  Issuance of common stock
    through private placement, net                   2,765,549         27,656       2,754,727              -       2,782,383
  Issuance of common stock in
    connection with businesses
    acquired                                         1,105,430         11,054       2,043,949              -       2,055,003
  Issuance of common stock to
    former noteholders                                 205,517          2,055         306,220              -         308,275
  Net income                                                 -              -               -        895,759         895,759
                                              ------------------------------------------------------------------------------
Balance, December 31, 1996                           6,396,610         64,000       9,723,123     (3,183,349)      6,603,774
  Issuance of common stock
    through private placement, net                     976,964          9,770       2,378,053              -       2,387,823
  Issuance of stock options to non-employee                  -              -          40,000              -          40,000
  Net income                                                 -              -               -        356,857         356,857
                                              ------------------------------------------------------------------------------
Balance, December 31, 1997                           7,373,574         73,770      12,141,176     (2,826,492)      9,388,454
  Issuance of common stock in
    connection with employee stock
    purchase plan                                       26,904            269          59,761              -          60,030
  Exercise of stock options                             12,105            121          46,448              -          46,569
  Issuance of stock options to non-employee                  -              -          12,500              -          12,500
  Net income                                                 -              -               -        323,812         323,812
                                              ------------------------------------------------------------------------------
Balance, December 31, 1998                           7,412,583        $74,160     $12,259,885    ($2,502,680)     $9,831,365
                                             ===============================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                         ATLANTIC PREMIUM BRANDS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  December 31,
                                                                  ------------
                                                        1996           1997              1998
                                                        ----           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $895,759       $356,857        $323,812
  Adjustments to reconcile net
      income to net cash provided
      by (used in) operating activities,
      net of assets and liabilities of
      acquired businesses
    Loss on disposal of discontinued operations         -              -                558,897
    (Income) loss from discontinued operations          (455,302)        77,406         741,701
    Extraordinary loss                                  -              -                194,993
    Depreciation and amortization                        693,515      1,040,996       1,370,454
    Amortization of debt discount
      and deferred financing costs                       102,217        213,580         292,975
    Deferred income taxes                                130,993        255,995        (268,600)
    Options issued to non-employee                      -                40,000          12,500
    Decrease (increase) in accounts
      receivable, net                                 (2,824,527)     1,470,809      (1,273,258)
    Decrease (increase) in inventory                    (167,373)      (318,893)        483,981
    Decrease (increase) in prepaid
      expenses and other current assets                 (183,488)      (144,859)        154,004
    Increase (decrease) in accounts
      payable                                           (600,738)     2,400,578      (1,486,327)
    Increase (decrease) in accrued
      expenses and other current liabilities             143,291       (180,259)      2,793,861
                                                 ----------------------------------------------
Net cash provided by (used in)
  operating activities                                (2,265,653)     5,212,210       3,898,993
                                                 ----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and
    equipment                                           (159,882)      (375,837)       (888,778)
  Proceeds from sale of property,
    plant and equipment                                        -              -         178,821
  Cash paid for businesses acquired,
    including deferred acquisition fees,
    net of cash acquired                              (9,417,351)      (454,912)    (12,870,210)
  Cash paid for distribution agreements
    and exclusivity rights                               (50,000)        24,679               -
                                                 ----------------------------------------------
      Net cash used in investing
        activities                                    (9,627,233)      (806,070)    (13,580,167)
                                                 ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank
    overdraft                                           (452,964)    (1,227,943)      2,670,308
  Borrowings (payments) under line of
    credit, net                                        7,255,984       (416,661)     (5,260,286)
  Borrowings (payments) under term
    debt and notes payable, net                        4,658,473     (2,433,809)     11,760,985
  Payments of financing costs                           (706,420)      (134,978)       (351,815)
  Issuance of common stock                             2,782,383      2,387,823         106,599
                                                 ----------------------------------------------
      Net cash provided by (used in) financing
        activities                                    13,537,456     (1,825,568)      8,925,791
                                                 ----------------------------------------------

Net cash provided by (used in) discontinued
  operations                                            (516,241)    (2,524,917)      1,345,212
                                                 ----------------------------------------------
NET INCREASE IN CASH                                   1,128,329         55,655         589,829
Cash, beginning of period                               -             1,128,329       1,183,984
                                                 ----------------------------------------------
Cash, end of period                                   $1,128,329     $1,183,984      $1,773,813
                                                 ==============================================


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND DESCRIPTION OF COMPANY:

The accompanying consolidated financial statements present the accounts of Atlantic Premium Brands, Ltd. (formerly Atlantic Beverage Company, Inc.) and subsidiaries (the "Company"). All significant inter-company transactions have been eliminated in consolidation. The Company's financial statements have been restated to classify the results of operations and net assets of the beverage division as discontinued operations. Accordingly, all amounts included in the Notes to Consolidated Financial Statements pertain to continuing operations except where otherwise noted. See further discussion in Note 3 - "Discontinued Operations".

The Company is engaged in the manufacturing, marketing and distribution of packaged meat and other food products in Texas, Louisiana, Kentucky, Oklahoma and surrounding states. The operating results of the Company are impacted by changes in food commodity markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

The Company records sales when product is delivered to the customers. Discounts provided, principally volume, are accrued at the time of the sale.

CASH

Cash consists of cash held in various deposit accounts with financial institutions. As of December 31, 1998, $234,265 was restricted to meet minimum balance funding requirements.

INVENTORY

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods and packaging supplies. Cost is determined using the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of applicable depreciation. Depreciation is computed using the straight-line method at annual rates of 3% to 20% for buildings and building improvements, and 10% to 20% for equipment, furniture and vehicles. Leasehold improvements are amortized over the lesser of the lease term or asset life. Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense. Upon sale, the cost and related accumulated depreciation are removed from the accounts.

OTHER ASSETS

Other assets consist of deferred acquisition costs, cash surrender value of life insurance, and deferred financing costs. Deferred financing costs are being amortized over 5 to 7 years, representing the term of the related debt, using the effective interest method.

INTANGIBLE ASSETS

The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit, which range from 10 years to 40 years. Amortization expense for each of the years ended December 31, 1996, 1997 and 1998 was $280,141, $350,268 and $465,451,
respectively. Accumulated amortization as of December 31, 1996, 1997 and 1998 was $280,141, $611,501 and $1,095,538, respectively. Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance of an intangible asset may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable.

ADVERTISING

Advertising expenditures are expensed in the year in which the advertising first takes place.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INCOME PER COMMON SHARE

Basic income per common share is based upon the weighted-average number of common shares outstanding. Diluted income per common share assumes the exercise of all options which are dilutive, whether exercisable or not. The dilutive effect of stock options is measured under the treasury stock method.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company selectively uses derivative financial instruments to manage its market and interest rate risk and does not hold derivative positions for trading purposes. In 1998, the Company entered into a derivative financial instrument in connection with the issuance of warrants to purchase shares of common stock. The structure of the transaction, as discussed further in Note 10, requires that increases in the value of the common stock underlying the warrants be recognized currently as interest expense in the income statement. Subsequent to the effective date of this transaction, the market price of the Company's common stock was generally lower than the exercise price for the warrants, and accordingly, no interest expense was recorded for these warrants.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

SUPPLEMENTAL CASH FLOW INFORMATION


                                                              CASH PAID           CASH PAID
                                                              FOR TAXES         FOR INTEREST
                                                              ---------         ------------
         Year ended December 31, 1996
           Related parties                                              -             103,642
           Other                                                        -           1,012,307
         Year ended December 31, 1997
           Related parties                                              -             291,752
           Other                                                  112,000           1,170,648
         Year ended December 31, 1998
           Related parties                                              -             199,888
           Other                                                  413,648           1,968,212


UNREGISTERED SHARES

During 1996, the Company issued 655,429 unregistered shares of its common stock as part of the consideration paid in connection with the acquisitions of Grogan's and Partin's (see Note 6). In July 1997, the Company sold approximately 1,000,000 unregistered shares of its common stock at a price of $2.55 per share through a private placement (see Note 18).
USE OF ESTIMATES

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

3. DISCONTINUED OPERATIONS:

During the fourth quarter of 1998, the Company decided to sell substantially all the assets of its beverage division. The beverage division has been accounted for as a discontinued operation and prior years' financial statements have been restated. Interest expense has been allocated to the beverage division based on its net assets as a percentage of total consolidated net assets.

The sale was recorded in three separate transactions. Effective December 1, 1998, certain assets were sold for cash of approximately $2.2 million. Effective January 11, 1999, additional assets were sold for cash of approximately $900,000. Effective February 2, 1999, the Company completed its disposition of the beverage division when it sold the remaining assets for approximately $400,000 in cash and notes. The estimated loss of $293,040, net of income taxes, related to the asset disposals in January and February 1999, is included as a component of loss on disposal in the accompanying consolidated statement of income for the year ended December 31, 1998.

In connection with these transactions, the Company recorded expenses related to severance; legal, investment banking and accounting fees; and lease obligations which have no future benefit. These expenses total $1.3 million, and include investment banking fees of $260,000 which were paid to related parties, Sterling Advisors, LP and Elfman Venture Partners, Inc., and the related liabilities are classified in accrued expenses in the accompanying consolidated balance sheet at December 31, 1998.

Selected statements of income data for discontinued operations is as follows:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                1996                 1997               1998
----------------------------------------------------------------------------------------------------
Net sales                                   $19,401,759           $21,149,844        $19,597,364
Operating income (loss)                         631,108                77,598           (729,309)
Income tax (expense) benefit                   (351,007)               29,995            341,238
Income (loss) from discontinued
   operations                                   455,302               (77,406)          (741,701)
----------------------------------------------------------------------------------------------------

Net assets of discontinued operations are as follows:


                                                                             DECEMBER 31,
                                                                       1997               1998
----------------------------------------------------------------------------------------------------
Current assets                                                     $ 3,361,157       $ 1,296,591
Property, plant and equipment, net                                     995,718           333,689
Other assets                                                           522,249           369,722
Current liabilities                                                 (1,709,704)         (759,726)
----------------------------------------------------------------------------------------------------
Net assets of discontinued operations                              $ 3,169,420        $1,240,276
----------------------------------------------------------------------------------------------------

In the accompanying consolidated balance sheet at December 31, 1997, property, plant and equipment and non-current other assets of the beverage division are classified as net current assets of discontinued operations to conform to the presentation at December 31, 1998.

4. INVENTORY:

Inventory consisted of the following as of December 31:


                                                                                  1997                1998
                                                                                  ----                ----

         Raw materials                                                           $  297,297          $  139,655
         Finished goods                                                           2,377,914           2,998,362
         Packaging supplies                                                         513,010           1,318,689
                                                                                 ----------          ----------
           Total                                                                 $3,188,221          $4,456,706
                                                                                 ==========          ==========

5. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment as of December 31, 1997 and 1998 are summarized as follows:

                                                                                   1997                1998
                                                                                   ----                ----
         Land                                                                    $    85,000          $  663,731
         Buildings and building improvements                                       1,567,368           7,398,286
         Equipment and furniture                                                   2,255,914           4,564,003
         Leasehold improvements                                                      535,064             474,756
         Vehicles                                                                    531,520           1,396,534
                                                                                 -----------         -----------
                                                                                   4,974,866          14,497,310
         Less - accumulated depreciation and amortization                         (1,031,048)         (2,209,114)
                                                                                 -----------         -----------
         Property, plant and equipment, net                                      $ 3,943,818         $12,288,196
                                                                                 ===========         ===========

Depreciation expense for the years ended December 31, 1996, 1997 and 1998 was $413,374, $690,728 and $1,197,468, respectively.

6. ACQUISITIONS:

As of January 1, 1996, a newly formed wholly owned subsidiary of the Company acquired the outstanding common stock of Prefco, Inc. (Prefco). Also as of January 1, 1996, Carlton Foods, Inc. (Carlton) was merged into another newly formed, wholly owned subsidiary of the Company. As of August 1, 1996, a subsidiary of the Company acquired the assets of Richard's Cajun Country Food Processors (Richards). As of October 1, 1996, a subsidiary of the Company merged with Grogan's Farm, Inc. and Grogan's Sausage, Inc. (collectively referred to as "Grogan's") and acquired certain real property previously held by the sellers. As of November 15, 1996, the Company obtained certain operating assets from Partin's Sausage (Partin's). In connection with these acquisitions, the Company entered into a loan agreement with a commercial bank which provided a $7.45 million term loan and an $8.5 million revolving line of credit. As of March 20, 1998, the Company acquired substantially all of the assets and certain liabilities of J.C. Potter Sausage Company (Potter). At that time, the $7.45 million term loan and $8.5 million revolving line of credit were refinanced. The new debt consists of an $11 million term note, a $15 million line of credit and a $6.5 million senior subordinated note with detachable put warrants (see Note 10).

The acquisitions were accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based upon fair values. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed has been recorded as goodwill and is being amortized on a straight-line basis over 5 years for the portion related to transaction costs and over 40 years for the remainder.

PREFCO AND CARLTON

In connection with the Prefco and Carlton transactions, the Company paid approximately $3.6 million, net of cash acquired, and issued approximately 650,000 shares of common stock to the former shareholders. The Company also issued a subordinated promissory note to the former shareholders of Prefco with a face amount of $1.4 million. In addition, a former shareholder of Prefco signed an employment agreement with the Company for five years, with an automatic one-year extension. If, at the end of each of the first four years, the shareholder is still employed by the Company and Prefco meets predetermined operating income growth from the previous years, the Company will grant to the former shareholder options to acquire additional shares of the Company's common stock. Based upon Prefco's operating income, as defined, for the year ended December 31, 1998, the Company will issue 50,000 options to the former shareholder in 1999. No compensation expense has been recognized in the accompanying consolidated income statement for the year ended December 31, 1998 as the exercise price exceeds market value at the measurement date.

RICHARDS

In connection with the Richards transaction, the Company paid cash in the amount of $2.5 million and issued a subordinated promissory note to the former shareholder with a face amount of $874,786. In addition, the former shareholder signed an employment agreement with the Company for three years. If, at the end of three years, the former shareholder is still employed by the Company and Richards meets certain cumulative operating income targets, the Company will deliver a pre-determined number of shares of common stock to the former shareholder. The effect, if any, of issuance of these contingent shares has not been reflected in the accompanying financial statements.

GROGAN'S

In connection with the Grogan's transaction, the Company issued 573,810 shares of its common stock to the former shareholders, paid approximately $1.9 million in cash and issued a subordinated promissory note to the former shareholders with a face amount of $200,000. In addition, the former shareholder signed an employment agreement with the Company for one year.

PARTIN'S

In connection with the Partin's transaction, the Company issued 78,310 shares of its common stock to the former shareholders, paid $419,891 in cash and issued a subordinated promissory note to the former shareholders in the amount of $224,891.

POTTER

In connection with the Potter transaction, the Company paid approximately $10.5 million in cash plus related transaction costs. The following unaudited pro forma financial information is provided for 1997 and 1998 as though the Company had acquired Potter at the beginning of the year being reported on:


                                                                     Unaudited
                                                            ---------------------------
                                                            1997                   1998
                                                            ----                   ----
         Revenue                                     $186,933,510              $187,975,865
         Income from continuing operations              1,376,870                 1,948,305
         Net income                                     1,269,469                   647,707
         Basic income per common share from
          continuing operations                               .20                       .26
         Diluted income per common share from
          continuing operations                               .19                       .26
         Basic net income per common share                    .19                       .09
         Diluted net income per common share                  .18                       .09



The pro forma financial results do not necessarily reflect actual results which may have occurred if the acquisition had taken place at the beginning of the year being reported on, nor are they necessarily indicative of the results of future combined operations.

7. OTHER ASSETS:

Other assets are comprised of the following as of December 31, 1997 and 1998:


                                                             1997                 1998
                                                             ----                 ----

Deferred financing costs                                       841,398              598,815
Cash surrender value of life insurance and other                80,141               98,423
Deferred acquisition costs                                     499,770                    -
                                                          ------------          -----------
                                                             1,421,309              697,238
Less - accumulated amortization                               (298,969)             (91,857)
                                                          ------------          -----------
Other assets, net                                         $  1,122,340          $   605,381
                                                          ============          ===========

Amortization of deferred financing costs of $81,466, $175,546 and $91,857, respectively, has been included within interest expense in the accompanying consolidated income statements for the years ended December 31, 1996, 1997 and 1998, respectively.


8. SIGNIFICANT SUPPLIERS AND CUSTOMERS:

For the year ended December 31, 1996, two suppliers provided approximately 18% and 12%, respectively, of the Company's total product purchases. A single customer accounted for approximately 47% of the Company's net sales.

For the year ended December 31, 1997, no single supplier accounted for more than 10% of the Company's total product purchases. A single customer accounted for approximately 47% of the Company's net sales.

For the year ended December 31, 1998, two suppliers provided approximately 18% and 13%, respectively, of the Company's total product purchases. A single customer accounted for approximately 43% of the Company's net sales.

9. INCOME TAXES:

Total income tax (expense) benefit for the years ended December 31, 1996, 1997 and 1998, were allocated as follows:

                                                                        1996                 1997               1998
Income from continuing operations                                     $329,007              $(79,995)         $(450,000)
Income (loss) from discontinued operations                            (351,007)               29,995            341,238
Loss on disposal of discontinued operations                               -                     -               287,916
Extraordinary loss                                                        -                     -               122,000
                                                                      -------------------------------------------------
                                                                      $(22,000)             $(50,000)         $ 301,154
                                                                      =================================================


Income tax (expense) benefit related to income from continuing operations consisted of the following:

                                                                       1996                   1997               1998
                                                                       ----                   ----               ----
Current:
         Federal                                                     $    -                $ (10,000)         $(590,700)
         State                                                            -                  (40,000)          (249,900)
Deferred:
         Federal                                                      (118,012)             (230,626)           (65,200)
         State                                                         (12,981)              (25,369)            (6,700)
                                                                     --------------------------------------------------
                                                                      (130,993)             (305,995)          (912,500)
Reduction of valuation allowance                                       460,000               226,000            462,500
                                                                     --------------------------------------------------
Total income tax (expense) benefit                                   $ 329,007             $ (79,995)         $(450,000)
                                                                     ==================================================

The tax effects of temporary differences and net operating losses that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1998 are presented below:


                                                                   1997                    1998
                                                                   ----                    ----
Deferred tax assets attributable to:
         Net operating loss carryforwards                        $  636,800              $  428,962
         Liabilities of discontinued
           operations not assumed by buyers                         368,400                 798,354
         Inventory                                                   41,700                  61,343
         Accrued expenses                                            31,800                 100,082
         Accounts receivable                                         39,000                  93,600
         Other                                                       37,000                  75,902
                                                                 ----------              ----------
           Gross deferred tax assets                              1,154,700               1,558,243
         Valuation allowance                                       (462,500)                   -
                                                                 ----------              ----------
           Net deferred tax assets                                  692,200               1,558,243
                                                                 ----------              ----------
Deferred tax liabilities attributable to:
         Property, plant and equipment                              442,200                 206,281
         Other                                                      110,400                 240,552
                                                                 ----------              ----------
           Deferred tax liabilities                                 552,600                 446,833
                                                                 ----------              ----------
                                                                 $  139,600              $1,111,410
                                                                 ==========              ==========

As of December 31, 1998, the Company has approximately $1.1 million of net operating loss carryforwards for tax purposes, expiring through 2010.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at

December 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced.

The items which gave rise to differences between income taxes of continuing operations in the consolidated income statements and income taxes computed at the Federal statutory rate are summarized below:

                                                   1996              1997              1998
                                                   ----              ----              ----
Statutory Federal income tax rate                 (34.0)%          (34.0)%            (34.0)%
State income taxes, net of
  federal income tax effect                        (7.7)            (3.3)              (5.0)
Nondeductible amortization of goodwill            (71.0)           (17.4)              (4.4)
Reduction of valuation allowance                  412.7             43.9               20.4
Other                                              (4.8)            (4.8)               3.2
                                                  -----            -----               -----
         Total                                    295.2 %          (15.6)%            (19.8)%
                                                  =====            =====               =====

10. DEBT AND EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT:

Long-term debt as of December 31, 1997 and 1998, consisted of the following:

                                                                           1997               1998
                                                                           ----               ----
Note payable, bearing interest at either prime plus
   1.5% or LIBOR plus 3.5%, due in varying
   amounts payable monthly through March 2001                          $  5,067,482                  -
Subordinated promissory note to former shareholders
   of Prefco, bearing interest at 9% annually,
   payable in quarterly installments of interest,
   with all outstanding principal and interest due
   March 2001                                                             1,400,000          1,400,000
Subordinated promissory note to former shareholder
   of Richard's, bearing interest at 6.35%
   annually, payable in quarterly installments
   of interest, with all outstanding principal and
   interest due July 2001                                                   874,786            874,786
Subordinated promissory note to former shareholders
   of Grogan's, effective October 1998, bearing interest
   at 8% annually, payable in quarterly installments of
   interest, with all outstanding principal and interest
   due September 2001                                                       200,000            200,000
Subordinated promissory note to former
   shareholders of Partin's, bearing interest
   at 8% annually, payable in quarterly installments
   of interest, with all outstanding principal and
   interest due December 2003                                               224,891            224,891
Senior subordinated debt bearing interest at 10%,
   principal due in quarterly installments beginning
   June 30, 2003, with all outstanding principal and
   interest due March 31, 2005                                                 -             6,500,000
Term note bearing interest at prime rate plus 1% or
   adjusted LIBOR plus 2.5%, principal due in varying
   amounts payable monthly through March 2003                                  -            10,312,400
Capital lease obligations and other                                         330,971            347,038
                                                                       ------------        -----------
   Total                                                                  8,098,130         19,859,115
Less: Current maturities                                                 (1,659,310)        (1,377,941)
      Unamortized debt discount                                            (168,742)        (1,402,624)
                                                                       ------------        -----------
Long-term debt, net of current maturities and
      unamortized debt discount                                        $  6,270,078        $17,078,550
                                                                       ============       -===========-

The future maturities of long-term debt as of December 31, 1998, are as follows:


   1999                                                       $  1,377,941
   2000                                                          1,811,655
   2001                                                          4,725,702
   2002                                                          2,346,352
   2003                                                          5,534,965
   2004 and thereafter                                           4,062,500
                                                               -----------
                                                               $19,859,115
                                                              ============


In conjunction with the acquisition of Potter, on March 29, 1998, the Company refinanced its senior revolver and term debt. The new debt consists of an $11 million term note, a $15 million line of credit and $6.5 million senior subordinated debt with warrants with a detachable put option.

The term note bears interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%, at the Company's option. This loan is due in varying amounts payable monthly through March 2003 and is secured by substantially all the assets of the Company.

Under the terms of the line of credit agreement, which expires in March 2003, the Company is permitted to borrow up to $15,000,000, subject to advance formulas based on accounts receivable, inventory and letter of credit obligations outstanding. Amounts borrowed are due on demand and bear interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%. Interest is payable monthly and amounts are secured by substantially all the assets of the Company. The weighted average interest rates related to the line of credit existing at December 31, 1997 and 1998, were 8.96% and 8.53%, respectively. As of December 31, 1998, approximately $394,265 of standby letters of credit were outstanding under the line of credit facility.

The $6.5 million senior subordinated debt, maturing on March 31, 2005 bears interest at 10%. Principal is payable in quarterly installments beginning June 30, 2003. The senior subordinated debt was issued with detachable put warrants to purchase 666,947 shares of nonvoting common stock at $3.38 per share and a contingent warrant to purchase up to a maximum of 428,753 shares of nonvoting common stock at $3.38 per share based upon the equity value of the Company on certain dates. The warrants were recorded at an estimated fair value of $1,435,000, and the related discount on the senior subordinated debt was recorded for the same amount. This discount is being amortized over the seven year term of the note as additional interest expense. Amortization of the debt discount was $159,550 at December 31, 1998.

On the occurrence of a Put Trigger Event, if the average trading volume of the Company's stock for four consecutive weeks is less than 15% of the number of shares issuable to the holder of the put warrants, such holders would have a thirty day right to require the Company to redeem the warrants for a cash amount equal to the greater of a cash flow formula (defined in the warrant agreement) or the fair market value of the underlying shares based upon an appraisal, in each case, net of the exercise price of $3.38 per share. For these purposes, a "Put Trigger Event" would occur upon the earlier of certain events, including the fifth anniversary of the warrants, a sale of all or substantially all of the assets of the Company, or a business combination in which the Company is not the surviving corporation.

In connection with the Company's line of credit and term note agreements, the Company is required to meet certain financial and non-financial covenants.

In connection with the debt refinancing, the Company recorded an extraordinary loss of $194,993, net of an income tax benefit of $122,000, related to the write off of deferred financing costs. The Company incurred financing costs related to the new line of credit and term note which have been deferred and are being amortized over the terms of the related debt.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts reported in the balance sheet for accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

Fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate face value of the Company's long-term debt as of December 31, 1997 and 1998, was $8,098,130 and $19,859,115, respectively. The face amount of the Company's long-term debt approximated its fair value as of December 31, 1997 and 1998.

Fair value of the put warrants is estimated using the Black-Scholes option pricing model. The carrying amount and fair value of the put warrants as of December 31, 1998, were approximately $1.4 million and $751,000, respectively.

12. INCOME PER COMMON SHARE:

The weighted average shares used to calculate basic and diluted income per common share for the years ended December 31, 1996, 1997 and 1998 are as follows:


                                                           1996                   1997                    1998
                                                           ----                   ----                    ----

         Weighted average shares outstanding
             for basic income per common share            5,199,171              6,846,013               7,384,372

         Dilutive effect of stock options                   150,368                256,837                 191,864
                                                        ------------          ------------             -----------

         Weighted average shares outstanding
             for diluted income per common share          5,349,539              7,102,850               7,576,236
                                                        ============          ============             ===========

Options to purchase 25,000 shares of common stock at a price of $4.00 were outstanding during the years ended 1996 and 1997, and options to purchase 633,591 shares of common stock at prices ranging from $2.875 to $3.625 per share were outstanding during the year ended December 31, 1998, but were not included in the computation of diluted income per common share because the options' exercise prices were greater than the average market price of the common stock during the year.

Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock at $3.38 per share were outstanding as of December 31, 1998, but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common stock during the period the warrants were outstanding.

13. STOCK OPTIONS:

The Company has a stock option plan (the Non-Incentive Plan) and a Director's stock option plan (the Directors' Plan), which authorize the Company to grant, to eligible individuals, options for the purchase of shares of the Company's common stock.

Under the terms of the Non-Incentive Plan, the Company may issue up to 2,500,000 options to officers, advisors, full-time employees, non-employees and other eligible individuals. In general, the option exercise price equals the stock's market price on the date of grant and the options vest during periods of up to ten years. Under the terms of the Directors' Plan, the Company may issue up to 500,000 options to eligible outside Directors. Each eligible Director was granted initial options to purchase 1,500 shares of common stock. Each eligible Director is granted additional options to purchase 10,000 shares of common stock at the beginning of each year of service. The option exercise price equals the common stock's market price on the date of grant and these options vest after one year and have a term of ten years. No compensation expense was recognized for the issuance of options under the Non-Incentive and Directors' Plans during 1996, 1997 and 1998.

The Company has elected to account for its stock-based compensation plans using the intrinsic value method. The Company has computed for pro forma disclosure purposes the value of all options granted subsequent to 1994, using the Black-Scholes option pricing model as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123 and the following assumptions were used for option grants:



                                                      1997                           1998
                                                      ----                           ----

Risk-free interest rate (range)                   5.23 - 5.31%                   5.00% - 5.56%
Expected dividend yield                               0.00%                          0.00%
Expected lives                                      5-6 years                      5-6 years
Expected volatility                                    32%                            52%

Adjustments were made for options forfeited prior to vesting. Had compensation expense for these plans been determined in accordance with SFAS No. 123, the Company's net income and income per common share reflected on the accompanying consolidated income statements would have been reduced to the following pro forma amounts:


                                                1996                   1997                 1998
                                                ----                   ----                 ----

Net income:
         As reported                              $ 895,759           $ 356,857           $ 323,812
         Pro forma                                  715,067             254,657              18,232
Basic income per common share:
         As reported                                    .17                 .05                 .04
         Pro forma                                      .14                 .04                   -
Diluted income per common share:
         As reported                                    .17                 .05                 .04
         Pro forma                                      .13                 .04                   -


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

The following table summarizes option activity and related information.


                                                   1996                         1997                         1998
                                                   ----                         ----                          ---
                                                        WEIGHTED                     WEIGHTED                     WEIGHTED
                                                         AVERAGE                      AVERAGE                      AVERAGE
                                                        EXERCISE                     EXERCISE                     EXERCISE
                                          SHARES          PRICE        SHARES          PRICE        SHARES          PRICE
                                          ------          -----        ------          -----        ------          -----
Outstanding, beginning
  of year                                   233,136       $ 5.47         693,236       $ 3.00       866,236         $ 2.98
Granted                                     464,200         1.76         178,400         2.89       845,491           3.01
Exercised                                         -            -               -            -       (58,535)          2.40
Forfeited                                    (4,100)        3.24          (5,400)        3.21             -              -
Expired                                           -            -               -            -             -              -
                                            -------                      -------                  ---------
Outstanding, end
  of year                                   693,236         3.00         866,236         2.98     1,653,192           3.01
                                            =======                     ========                  =========
Exercisable, end
  of year                                   410,044         3.51         552,344         3.34       692,410           3.30
Weighted average
  fair value of
  options granted                                         $  .81                       $  .88                       $ 1.46


The Company has a Retirement Savings Plan (401(k) plan) whereby employees may contribute up to the limits established by the Internal Revenue Service. Matching contributions are made by the Company equal to 25% of employee contributions, subject to certain limitations. The Company's matching contributions during 1996, 1997 and 1998 were $22,645, $57,663 and $106,963, respectively.

During 1997, the Company approved an Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan qualified as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. All regular full-time employees, as defined, of the Company (including officers) are eligible to participate in the Stock Purchase Plan. Directors who are not employees are not eligible. A maximum of 250,000 shares of the Company's common stock is reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan allows the eligible employees to purchase common stock of the Company, through payroll deductions, at 85% of the lessor of the market value of the Company's common stock on two defined dates during the plan year.

14. COMMITMENTS:

OPERATING LEASES

The Company leases warehouses, office buildings and most of its delivery vehicles under operating leases. These leases have remaining terms ranging from one to five years. Rental expense under these leases for the years ended December 31, 1996, 1997 and 1998 was $1,022,749, $1,559,199 and $1,681,422,
respectively. As of December 31, 1998, future minimum lease payments under these operating leases are as follows:



1999                                                     $178,455
2000                                                      133,152
2001                                                      106,410
2002                                                       94,588
2003                                                       67,644
                                                        ---------
                                                         $580,249
                                                        =========


15. RELATED PARTY TRANSACTIONS:

The accompanying consolidated statements of income include interest expense related to certain notes payable to related parties (including amortization of deferred financing costs) and other liabilities to stockholders of approximately $171,159 and $396,674 for the years ended December 31, 1996 and 1997, respectively. There was no such interest expense for the year ended December 31, 1998.

The Company has a consulting agreement (the Agreement) with Elfman Venture Partners, Inc., a corporation whose sole stockholder is Merrick Elfman, the Chairman and a stockholder of the Company, and Sterling Advisors, LP, a partnership owned by certain stockholders of the Company who beneficially own in the aggregate 24.2% of the Company's outstanding common stock (the Advisors). The Agreement extends through December 31, 2001, and is subject to annual renewal thereafter. The Agreement provides that the Company would pay a base fee of $300,000 per year, which would increase 5% for each year the Agreement remains in effect. The Agreement also stipulates adjustments to the base fee for future acquisitions or sales. During each year the Agreement is in effect, the Company is also required to grant options to the Advisors (or their respective principals) to purchase an aggregate of 25,000 shares of the Company's common stock. Such options vest on each December 31 at an exercise price equal to the market price on the preceding January 1 (see Note 13).

The Agreement was amended effective July 1, 1997 in connection with the Potter acquisition (see Note 6). This amendment (the Potter Amendment) provided for an aggregate payment to the Advisors of $750,000 for services provided in connection with the Potter acquisition and the related financing, in lieu of all other fees that would have been payable under the Agreement for the period July 1, 1997 through December 31, 1998.

The Agreement was further amended effective as of December 1, 1998 in connection with the beverage division disposition (see Note 3). This amendment (the Beverage Amendment) provides for an aggregate payment to the Advisors of $260,000 for services provided in connection with the disposition of the beverage division, in lieu of all other base fees that would have been payable under the Agreement for the period from January 1, 1999 though July 15, 1999.

Subsequent to July 15, 1999, the provisions of the Agreement will again be effective upon the expiration of the Beverage Amendment. It is expected that fees paid to the Advisors in the future in connection with services provided for specific transactions entered into by the Company (e.g., acquisitions or financings) will reduce the amounts otherwise payable under the terms of the Agreement.

16. BUSINESS SEGMENT INFORMATION:

The Company's operations have been classified into two business segments: food processing and food distribution. The food processing segment includes the processing and sales of sausage and related food products to distributors and retailers in the Louisiana, Texas, Kentucky and other surrounding states. The food distribution segment includes the purchasing, marketing and distribution of packaged meat products to retailers and restaurants, primarily in Texas.

Summarized financial information, by business segment, for continuing operations in 1996, 1997 and 1998 is as follows:


                                                  1996                  1997                       1998
                                                  ----                  ----                       ----
Net sales to external customers:
         Food processing                      $  12,864,437           $  22,940,688             $ 49,218,116
         Food distribution                      125,610,141             133,763,274              137,476,130
                                              -------------           -------------            -------------
                                               $138,474,578            $156,703,962             $186,694,246
                                              =============           =============            =============

Interest expense:
         Food processing                      $     573,829           $     637,832              $   315,273
         Food distribution                          425,682                 408,205                  194,083
                                              -------------           -------------            -------------
                                              $     999,511           $   1,046,037              $   509,356
                                              =============           =============            =============

Depreciation and amortization:
         Food processing                      $     447,651           $     752,620              $ 1,384,224
         Food distribution                          201,463                 241,517                  266,926
                                              -------------           -------------            -------------
                                              $     649,114           $     994,137              $ 1,651,150
                                              =============           =============            =============


Income from continuing operations before
 income taxes:
         Food processing                      $     428,889           $    592,486             $   1,756,238
         Food distribution                          854,214              1,209,943                 4,662,425
                                              -------------           -------------            -------------
                                              $   1,283,103           $  1,802,429             $   6,418,663
                                              =============           =============            =============

Capital expenditures:
         Food processing                      $      76,853           $     321,309            $     820,992
         Food distribution                          133,781                  26,256                   91,808
                                              -------------           -------------            -------------
                                              $     210,634           $     347,565            $     912,800
                                              =============           =============            =============

Segment assets:
         Food processing                                              $  13,388,268            $  15,349,433
         Food distribution                                               15,808,920               26,847,133
                                                                      -------------            -------------
                                                                      $  29,197,188            $  42,196,566
                                                                      =============            =============



The following are reconciliations of reportable segment net sales, income from continuing operations, assets, and other significant items to the Company's consolidated totals:


                                                              1996                  1997                       1998
                                                              ----                  ----                       ----

Net sales:
      Total net sales for reportable
        segments                                         $138,474,578           $156,703,962             $ 186,694,246
      Elimination of intersegment
        net sales                                          (4,596,344)            (5,655,312)               (5,876,746)
                                                         ------------           ------------             -------------
         Total consolidated net sales                    $133,878,234           $151,048,650             $ 180,817,500
                                                         ============           ============             =============




                                                              1996                  1997                       1998
                                                              ----                  ----                       ----
Income from continuing operations before income taxes:
      Total income for reportable segments                $ 1,283,103             $ 1,802,429             $  6,418,663
      Corporate                                           (1,171,653)             (1,288,171)              (4,149,260)
         Total consolidated income                         ----------              ----------             ------------
           from continuing operations                     $   111,450              $  514,258             $  2,269,403
                                                           ==========              ==========             ============


Assets:
      Total assets for reportable segments                                        $29,197,188             $ 42,196,566
      Corporate                                                                       878,015                2,228,227
      Net assets of discontinued
        operations                                                                  3,169,420                1,240,276
                                                                                  -----------             ------------
         Consolidated total assets                                                $33,244,623             $ 45,665,069
                                                                                  ===========             ============

Other significant items:

    Interest expense
      Total interest expense for reportable segments       $  999,511              $1,046,037              $   509,356
      Corporate                                               120,943                 449,118                1,696,575
                                                           ----------              ----------              -----------
      Consolidated interest expense                        $1,120,454              $1,495,155              $ 2,205,931
                                                           ==========              ==========              ===========
    Depreciation and amortization
      Total depreciation and amortization for
       reportable segments                                 $  649,114              $  994,137              $ 1,651,150
      Corporate                                                44,401                  46,859                   12,279
                                                           ----------              ----------              -----------
      Consolidated depreciation and amortization           $  693,515              $1,040,996              $ 1,663,429
                                                           ==========              ==========              ===========
    Capital expenditures
      Total capital expenditures
        for reportable segments                            $  210,634              $  347,565              $   912,800
      Corporate and other                                     (50,752)                 28,272                  (24,022)
                                                           ----------              ----------              -----------
      Consolidated capital expenditures                    $  159,882              $  375,837              $   888,778
                                                           ==========              ==========              ===========

17. CONTINGENCIES:

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

18. PRIVATE PLACEMENTS:

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

19. ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31:

                                                                                      1997                   1998
                                                                                      ----                   ----
Compensation and benefits                                                             299,269                1,464,777
Liabilities related to beverage division
   disposal, not assumed by buyers                                                         --                1,297,876
Acquisition-related accrued liabilities                                                    --                  750,000
Other                                                                                 158,072                1,089,637
                                                                                   ----------            -------------
Total                                                                              $  457,341            $   4,602,290
                                                                                   ==========            =============

                                INDEX TO EXHIBITS

Exhibit
Number   Description
------   -----------

3.1 Certificate of Incorporation of the Company, including all amendments thereto (9)

3.2      By-Laws of the Company (1)

4.1      Specimen Stock Certificate (1)

4.2 Registration Rights Agreement between T. Rowe Price Strategic Partners Fund, L.P. and the Company (1)

4.3      Stock Option Plan (1)

4.4      Amendment dated as of April 15, 1998 to the Company's Stock Option Plan
         (8)

4.5 Atlantic Premium Brands, Ltd. Employee Stock Purchase Plan dated November 1, 1997 (2)

4.6 $1.4 million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauly (4)

4.7 6.35% Subordinated Non-Negotiable Promissory Note due July 31, 2001 made by Richards Cajun Foods Corp. and the Company in favor of J.L. Richard in the original principal amount of $850,000 (6)

4.8 8% Subordinated Non-Negotiable Promissory Note due September 30, 2001 made by Grogan's Merger Corp. in favor of Bobby L. Grogan and Betty R. Grogan in the original principal amount of $219,593 (6)

4.9 8% Subordinated Non-Negotiable Promissory Note due December 31, 2003 made by Grogan's Farm, Inc. in favor of Jefferson Davis and Roger Davis in the original principal amount of $219,593 (6)

4.10 Secured Promissory Note dated as of March 20, 1998 of the Company and certain of its subsidiaries payable to Fleet Capital Corporation in the original principal amount of $11,000,000 (6)

4.11 Loan and Security Agreement dated as of March 20, 1998 among Fleet Capital Corporation, the Company and certain of its subsidiaries (6)

4.12 Stock Pledge Agreement dated as of March 20, 1998 between the Company and Fleet Capital Corporation (6)

4.13 Atlantic Premium Brands, Ltd. and Subsidiaries Senior Subordinated Note and Warrant Purchase Agreement dated as of March 20, 1998 among the Company, certain of its subsidiaries and Banc One Capital Partners, LLC ("Banc One") (6)

4.14 Senior Subordinated Note due March 31, 2005 of the Company payable to Banc One dated as of March 20, 1998 in the original principal amount of $6,500,000 (6)

4.15 Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase Warrant of Banc One dated as of March 20, 1998 (6)

4.16 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Banc One dated as of March 20, 1998 (6)

4.17 Put Option Agreement dated as of March 20, 1998 between the Company and Banc One (6)

4.18 Registration Rights Agreement dated as of March 20, 1998 between the Company and Banc One (6)

4.19 Shareholders Agreement dated as of March 20, 1998 among the Company, certain of its Shareholders and Banc One (6)

4.20 Preemptive Rights Agreement dated as of March 20, 1998 between the Company and Banc One (6)

4.21 Debt Subordination Agreement dated as of March 20, 1998 among Banc One Capital Partners, LLC, the Company, certain of its subsidiaries and Fleet Capital Corporation (6)

4.22 Lien Subordination Agreement dated as of March 20, 1998 between Fleet Capital Corporation and Banc One Capital Partners, LLC (6)

10.1 Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M. Taslitz, Douglas L. Becker and R. Christopher Hoehn-Saric (1)

10.2 Consulting Agreement dated March 15, 1996 by and between the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc. (3)

10.3 Amendment to Consulting Agreement dated as of October 16, 1996 among the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc.
         (6)

10.4 Second Amendment to Consulting Agreement dated as of September 7, 1997 among the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc. (6)

10.5 Third Amendment to Consulting Agreement dated as of December 1, 1998 among the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc. (*)

10.6     Form of Tax Indemnification Agreement (1)

10.7 Stock Purchase Agreement dated as of January 23, 1996 among the Company, ABEV Acquisition Corp., Franklin Roth and Allen Pauly (4)

10.8 Asset Purchase Agreement dated as of March 6, 1998 among Potter's Acquisition Corp., J.C. Potter Sausage Company, Potter's Farm, Inc., Potter Rendering Co. and Potter Leasing Company, Ltd. (6)

10.9 Asset Purchase Agreement dated as of November 24, 1998 between the Company and Canadry Dry Potomac Corporation (10)

10.10 Asset Purchase Agreement dated February 2, 1999 between the Company and Master Distributors, Inc. (10)

10.11 Employment Agreement dated October 29, 1996 between the Company and Alan F. Sussna (5)

10.12 Employment Agreement dated as of April 6, 1998 between the Company and Thomas M. Dalton (7)

10.13 Employment Agreement dated August 10, 1998 between the Company and Steven Englander (9)

21       Subsidiaries of the Company (6)

23.1     Consent of KPMG LLP (*)

23.2     Consent of Arthur Andersen LLP (*)

27       Financial Data Schedule (*)

------------------

*        Filed herewith.

(1) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form S-8 Registration Statement No. 333-39561 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 15, 1996, filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K dated February 2, 1999, filed with the Securities and Exchange Commission on February 16, 1999, and incorporated herein by reference.