Form 10-Q
period 1999-03-31
ATLANTIC PREMIUM BRANDS LTD
filed 1999-05-14
CIK 912609

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 1999

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from               to
                                              -------------    -------------
                         Commission File Number: 1-13747

                          ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


           DELAWARE                                      36-3761400
-----------------------------------------       --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


 650 DUNDEE ROAD, SUITE 370
     NORTHBROOK, ILLINOIS                                 60062
-----------------------------------------       --------------------------------
(Address of principal executive office)               (Zip Code)


       Registrant's telephone number, including area code: (847) 480-4000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days, Yes X   NO
                         ---     ---


As of May 7, 1999, there were outstanding 7,412,583 shares of Common Stock, par value $.01 per share, of the Registrant.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          ATLANTIC PREMIUM BRANDS, LTD.

                           CONSOLIDATED BALANCE SHEETS

                                                                                      (Audited)       (Unaudited)
                                                                                     December 31,       March 31,
(in thousands, except shares and par value)                                              1998             1999
                                                                                    -------------    ------------

                                     ASSETS
Current assets:
    Cash                                                                            $     1,774       $     1,038
    Accounts receivable, net of allowance for doubtful accounts
       of $247 and $240, respectively                                                    10,437            10,212
    Inventory                                                                             4,457             5,232
    Prepaid expenses and other current assets                                               235               258
    Deferred income taxes                                                                   544               544
    Net assets of discontinued operations                                                 1,240               267
                                                                                    -----------       -----------

          Total current assets                                                           18,687            17,551

Property, plant and equipment, net                                                       12,288            12,184

Goodwill, net                                                                            13,517            13,426

Other assets, net                                                                           605               561

Deferred income taxes                                                                       568               568
                                                                                    -----------       -----------
          Total assets                                                              $    45,665       $    44,290
                                                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                                  $     4,073       $     1,883
    Notes payable under line of credit                                                    1,579             2,694
    Current maturities of long-term debt                                                  1,378             1,498
    Accounts payable                                                                      5,609             6,584
    Income taxes payable                                                                     79                26
    Accrued expenses                                                                      4,602             3,095
                                                                                    -----------       -----------

          Total current liabilities                                                      17,320            15,780

Long-term debt, net of current maturities                                                17,079            16,710

Put warrants                                                                              1,435             1,435
                                                                                    -----------       -----------

          Total liabilities                                                              35,834            33,925

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued or outstanding                                                            --                --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       7,412,583 shares issued and outstanding at December 31,  1998 and March
       31, 1999                                                                              74                74
    Additional paid-in capital                                                           12,260            12,260
    Accumulated deficit                                                                  (2,503)           (1,969)
                                                                                    -----------       -----------

          Total stockholders' equity                                                      9,831            10,365
                                                                                    -----------       -----------

          Total liabilities and stockholders' equity                                $    45,665       $    44,290
                                                                                    ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                  ---------------------------
(in thousands, except per share data)                                                1998             1999
                                                                                  ----------       ----------
Net sales                                                                         $   36,861       $   45,907

Cost of goods sold                                                                    32,821           39,331
                                                                                  ----------       ----------
          Gross profit                                                                 4,040            6,576
                                                                                  ----------       ----------
Selling, general and administrative expenses:
    Salaries and benefits                                                              1,311            2,067
    Other operating expenses                                                           1,654            2,609
    Depreciation and amortization                                                        302              488
                                                                                  ----------       ----------
          Total selling, general and administrative expenses                           3,267            5,164
                                                                                  ----------       ----------
          Income from operations                                                         773            1,412

Interest expense                                                                        (341)            (584)

Other income, net                                                                        123               77
                                                                                  ----------       ----------
               Income from continuing operations before income taxes                     555              905

Income tax benefit (expense)                                                             254             (371)
                                                                                  ----------       ----------
Income from continuing operations                                                        809              534

Loss from discontinued operations                                                        (65)              --
                                                                                  ----------       ----------
Income before extraordinary loss                                                         744              534

Extraordinary loss                                                                      (195)              --
                                                                                  ----------       ----------
          Net income                                                              $      549       $      534
                                                                                  ==========       ==========

Income per common share:

    Basic:
       Income from continuing operations                                          $     0.11       $     0.07
       Loss from discontinued operations                                               (0.01)              --
       Extraordinary loss                                                              (0.03)              --

    Net income                                                                    $     0.07       $     0.07

    Diluted:
       Income from continuing operations                                          $     0.10       $     0.07
       Loss from discontinued operations                                               (0.01)              --
       Extraordinary loss                                                              (0.02)              --

    Net income                                                                    $     0.07       $     0.07

    Weighted average common shares:

       Basic                                                                       7,373,574        7,412,583
                                                                                  ==========       ==========
       Diluted                                                                     7,621,156        7,598,844
                                                                                  ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
(in thousands)                                                                    --------------------
                                                                                    1998        1999
                                                                                   ------      ------
Cash Flows from Operating Activities:
    Net income                                                                    $   549     $   534
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities, net of assets and liabilities of acquired businesses:
       Loss from discontinued operations                                               65          --
       Extraordinary loss                                                             195          --
       Depreciation and amortization                                                  344         549
       Deferred income taxes                                                         (463)         --
       Decrease in accounts receivable, net                                           527         224
       Increase in inventory                                                         (106)       (777)
       Increase in prepaid expenses and other assets                                 (271)        (23)
       (Decrease) increase in accounts payable                                     (1,633)        975
       Increase (decrease) in accrued expenses and other
          current liabilities                                                          77        (945)
                                                                                  -------     -------
              Net cash provided by (used in) operating activities                    (716)        537
                                                                                  -------     -------
Cash Flows from Investing Activities:
    Acquisition of property, plant and equipment                                     (102)       (243)
    Cash paid for businesses acquired including deferred acquisition
       fees, net of cash acquired                                                 (11,671)         --
     Other                                                                           (162)         --
                                                                                  -------     -------
              Net cash used in investing activities                               (11,935)       (243)
                                                                                  -------     -------
Cash Flows from Financing Activities:
    Increase (decrease) in bank overdraft                                             813      (2,191)
    Borrowings under line of credit                                                   357       1,115
    Payments of term debt and notes payable                                        (5,087)       (311)
    Payments of financing costs                                                      (279)         --
    Borrowings under senior subordinated note                                       5,065          --
    Issuance of common stock warrants                                               1,435          --
    Issuance of common stock options                                                   13          --
    Borrowings under term loan                                                     11,000          --
                                                                                  -------     -------
              Net cash flows provided by (used in) financing
                  activities                                                       13,317      (1,387)
                                                                                  -------     -------
Net cash provided by discontinued operations                                          765         357
                                                                                  -------     -------
Net increase (decrease) in cash                                                     1,431        (736)

Cash, beginning of period                                                           1,184       1,774
                                                                                  -------     -------
Cash, end of period                                                               $ 2,615     $ 1,038
                                                                                  =======     =======


   These accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1999


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

The consolidated financial statements included herein for Atlantic Premium Brands, Ltd. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months ending March 31, 1999, are not necessarily indicative of the operating results expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1998, consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated March 26, 1999.

Revenue Recognition

The Company records sales when product is delivered to the customers. Discounts provided, principally volume, are accrued at the time of the sale.

Cash

Cash consists of cash held in various deposit accounts with financial institutions. As of March 31, 1999, $235,000 was restricted to meet minimum balance funding requirements.

Inventory

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods and packaging supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:


                                                  December 31,     March 31,
    (in thousands)                                    1998           1999
                                                  ------------    ----------
    Raw materials                                 $        140    $      235
    Finished goods                                       2,998         3,449
    Packaging supplies                                   1,319         1,548
                                                  ------------    ----------
           Total inventory                        $      4,457    $    5,232
                                                  ============    ==========

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

Income Per Common Share

The weighted average shares used to calculate basic and diluted income per common share for the three months ended March 31, 1998 and 1999, are as follows:


                                                                               1998         1999
                                                                            ----------   ----------

Weighted average shares outstanding for basic income per common share        7,373,574    7,412,583

Dilutive effect of common stock options                                        247,582      186,261
                                                                            ----------   ----------

Weighted average shares outstanding for dilutive income per common
share                                                                        7,621,156    7,598,844
                                                                            ----------   ----------

Options to purchase 126,050 and 1,281,192 shares of common stock at $3.63 and prices ranging from $2.65 to $4.00 per share were outstanding during the first quarter of 1998 and 1999, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares during the quarter.

Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock, as of March 31, 1998 and 1999 at $3.38 per share were outstanding during the first quarter of 1999 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common shares during the quarter.

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

The sale was recorded in three separate transactions. Effective December 1, 1998, certain assets were sold for cash of approximately $2.2 million. Effective January 11, 1999, additional assets were sold for cash of approximately $900,000. The Company completed its disposition of the beverage division on February 2, 1999 when it sold the remaining assets for approximately $400,000 in cash and notes. The estimated loss of $293,040, net of income taxes, related to the asset disposals in January and February 1999, was accrued for in the fourth quarter of 1998, and, therefore, is not reflected in the accompanying consolidated statements of income.

In connection with these transactions, the Company recorded expenses in the fourth quarter of 1998 related to severance; legal, investment banking and accounting fees; and lease obligations which have no future benefit. These expenses totalled $1.3 million, of which $0.7 million remains in accrued expenses in the accompanying consolidated balance sheet at March 31, 1999.

4.   ACQUISITION:

As of March 20, 1998, the Company acquired substantially all of the assets and certain liabilities of J.C. Potter Sausage Company (Potter), a food processing business in Durant, Oklahoma, specializing in a line of premium products including breakfast sausage, link sausage and sausage and biscuits. In connection with the Potter transaction, the Company paid approximately $10.5 million in cash plus related transaction costs. The business combination was accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based upon fair value.

5.   DEBT REFINANCING:

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

The $6.5 million senior subordinated note, maturing on March 31, 2005, bears interest at 10%. Principal is payable in quarterly installments beginning June 30, 2003. The subordinated debt was issued with detachable put warrants to purchase 666,947 shares of nonvoting common stock at $3.38 and a contingent warrant to purchase up to a maximum of 428,753 shares of nonvoting common stock at $3.38 per share based upon the equity value of the Company on certain dates. The warrants have been recorded at an estimated fair value of $1,435,000, resulting in a discount on the senior subordinated note of the same amount. This discount is being amortized over the seven year term of the note as additional interest expense. For the period ended March 31, 1999, amortization of the debt discount was approximately $51,250.

In connection with this debt refinancing, the Company recorded an extraordinary loss of $194,993 related to the write off of deferred financing costs, net of an income tax benefit of $122,000. Also, the Company incurred additional financing costs which have been deferred and are being amortized over the terms of the related debt.

6.   SEGMENTS

The Company's operations have been classified into two business segments: food processing and food distribution. The food processing segment includes the processing and sales of sausages and related food products to distributors and retailers in Louisiana, Texas, Kentucky and other surrounding states. The food distribution segment includes the purchasing, marketing, and distribution of packaged meat products to retailers and restaurants, located primarily in Texas.

Summarized financial information, by business segment, for continuing operations in the three months ended are as follows:

(in thousands)


                                           March 31, 1998      March 31, 1999
                                           --------------      --------------
Net sales to external customers:
        Food Processing                           $ 4,514            $ 11,447
        Food Distribution                          32,347              34,460
                                                  -------            --------
                                                   36,861              45,907
                                                  =======            ========


Interest expense:
        Food Processing                                35                  35
        Food Distribution                              32                  32
        Corporate                                     274                 517
                                                  -------            --------
                                                      341                 584
                                                  -------            --------


Depreciation and amortization:
        Food Processing                               244                 425
        Food Distribution                              58                  63
                                                  -------            --------
                                                      302                 488
                                                  -------            --------


Income from continuing operations
before income taxes:
        Food Processing                               344               1,144
        Food Distribution                             576                 718
        Corporate                                    (365)               (957)
                                                  -------            --------
                                                  $   555            $    905
                                                  =======            ========

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

         In order to acquire and operate its food businesses, the Company formed four new subsidiaries during 1996: Prefco Corp, Carlton Foods Corp., Richards Cajun Foods Corp., and Grogan's Farm, Inc. In March of 1998, the Company formed a fifth new subsidiary to acquire the business of J.C. Potter Sausage Company and affiliates.

         The Company completed the sale of substantially all the assets of its beverage division, which operated as a distributor of non-alcoholic beverages in the Baltimore and Washington D.C. metropolitan areas. The disposition occurred in three stages on December 1, 1998, January 11, 1999 and February 2, 1999.

RESULTS OF OPERATIONS

         All of the acquisitions were recorded utilizing the purchase method of accounting. Therefore, results of the acquired businesses prior to the effective date of such acquisitions are not included in the Company's results of operations. The results of operations of the beverage division have been classified as a discontinued operation. The discussion of the results of operations below excludes the results of the beverage division.

         The Company's Carlton subsidiary and the Company's Grogan's subsidiary both sell product to the Company's Prefco subsidiary. The Company's Potter subsidiary sells product to both the Company's Carlton and Prefco subsidiaries and purchases product from the Company's Grogan's subsidiary. The Company's financial statements do not reflect this activity, as it is eliminated on a consolidated basis.

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

         Net sales. Net sales increased by approximately $9 million or 24.5% from approximately $36.9 million for the quarter ended March 31, 1998 to approximately $45.9 million for the quarter ended March 31, 1999. Sales of the Company's Food Processing segment increased by approximately 153.6% primarily resulting from the acquisition of the Potter subsidiary on March 20, 1998 while sales of the Company's Food Distribution segment increased by approximately 6.5%.

         Gross Profit. Gross profit increased by approximately $2.6 million or 65.0% from approximately $4.0 million for the quarter ended March 31, 1998 to approximately $6.6 million for the quarter ended March 31, 1999. Gross profit as a percentage of net sales increased from 11% for the quarter ended March 31, 1998 to 14.3% for the quarter ended March 31, 1999. These increases primarily reflect the impact of the Potter acquisition and the availability of certain of the Company's raw materials at prices below those paid in the first quarter of 1998 for both the Food Processing segment and the Food Distribution segment. Hog prices have a significant impact on the Company's cost of goods sold and lower hog prices in the first quarter of 1999 favorably impacted gross profit as compared to 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million from approximately $3.3 million for the quarter ended March 31, 1998 to approximately $5.2 million for the quarter ended March 31, 1999. As a percentage of net sales, selling, general and administrative expenses decreased from 31% to 27% for the Food Processing segment and remained at 5.9% for the Food Distribution segment. The overall increase was primarily attributable to an increasing proportion of branded product sales, which generally require higher selling, general and administrative expenses per dollar of sales, primarily related to increased advertising support.

         Income from Operations, Income from operations increased approximately $0.6 million from approximately $0.8 million for the quarter ended March 31, 1998 to approximately $1.4 million for the quarter ended March 31, 1999. This increase is attributable to factors discussed above.

         Interest Expense. Interest expense increased approximately $0.3 million from approximately $0.3 million for the quarter ended March 31, 1998 to approximately $0.6 million for the quarter ended March 31, 1999. This interest was primarily attributable to increased levels of debt (and the related amortization of deferred financing costs and note discounts) that were necessary to finance the acquisition of Potter.

         Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants will be estimated, using a Black-Scholes option-pricing model. During the quarter ended March 31, 1999, the Company recorded no additional interest expense, as the value of the warrants did not increase beyond their carrying value.

         Income Tax Benefit (Expense). The effective tax rate differs from the statutory rate primarily because of state income taxes, the non-deductibility of goodwill amortization and, for the quarter ended March 31, 1998, the reversal of a valuation allowance of approximately $0.5 million.

         Income from Continuing Operations. Income from continuing operations decreased approximately $0.3 million from approximately $0.8 million for the quarter ended March 31, 1998 to approximately, $0.5 million for the quarter ended March 31, 1999. This decrease is primarily attributable to the factor discussed above in Income Tax Benefit (Expense).


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the quarter ended March 31, 1999 was approximately $0.5 million. Income from continuing operations, depreciation and amortization, non-cash interest and an increase in accounts payable were the primary factors contributing to the cash generated by operating activities, which were partially offset by an increase in inventory and prepaid expenses. Cash used in operating activities for the quarter ended March 31, 1998 was approximately $0.7 million. This amount was principally affected by net income, the add-back of depreciation, amortization, the deferred income tax benefit and non-cash interest, increases in inventory, and prepaid expenses, and decreases in accounts receivable, accounts payable and accrued expenses.

         Cash used in investing activities for the quarter ended March 31, 1999 was approximately $0.3 million and reflected the acquisition of equipment. Cash used in investing activities for the quarter ended

March 31, 1998 was approximately $11.9 million and reflected the acquisition of equipment, and the payment of cash in connection with the Potter acquisition.

         Cash used in financing activities for the quarter ended March 31, 1999 was approximately $1.4 million and was principally affected by an increase in the bank overdraft balance which was partially offset by borrowings under the Company's line of credit. Cash provided by financing activities for the quarter ended March 31, 1998 was approximately $13.3 million and was principally affected by the refinancing of the existing senior debt with the new term and revolving loan agreements, the borrowings under the senior subordinated note and the related common stock warrants with the put option, payments on the Company's term debt and line of credit and a decrease in the bank overdraft balance.

         As of March 31, 1999, the Company had outstanding approximately $10 million in term debt, $6.5 million of Senior Subordinated Debt owed to a bank, approximately $2.7 million in line-of credit borrowings and approximately $2.7 million of subordinated debt owed to former owners of Prefco, Richard's, Grogan's and Partin's. Principal on these notes is due in 2001. Monthly interest payments, currently reflecting in average rate of approximately 7.7%, are being made on the subordinated debt owed to former owners. The term debt and line of credit agreement bear interest at either the bank's prime rate plus 1% or Adjusted LIBOR plus 2.5% at the Company's option. The Senior Subordinated Debt bears interest at 10% per annum.

         The Company has a put option agreement with the holder of certain warrants described above under "Results of Operations - Interest Expense." If the holder of the warrants exercises the put option, the Company's ability to satisfy such obligation will depend on its ability to raise additional capital. The Company's ability to secure additional capital at such time will depend upon the Company's overall operating performance, which will be subject to general business, financial, competitive and other factors affecting the Company and the processed meat distribution industry, certain of which factors are beyond the control of the Company. No assurance can be given that the Company will be able to raise the necessary capital on terms acceptable to the Company, if at all, to satisfy the put obligation in a timely manner. If the Company is unable to satisfy such obligation, the Company's business, financial condition and operations will be materially and adversely effected,

         As of March 31, 1999, the Company believes that cash generated from operations and bank borrowings will be sufficient to fund its debt service, working capital requirements and capital expenditures as currently contemplated for 1999. However, the Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's ability to continue to comply with covenants in the bank agreements. The Company's ability to continue to comply with the covenants in the bank agreements will depend on a number of factors, certain of which are beyond the Company's control, including but not limited to, successful integration of acquired businesses and implementation of its business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on its future operating performance. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the bank agreements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is subject to certain market risks. These risks relate to commodity price fluctuations, interest rate changes, fluctuations in the value of the warrants with the put option and credit risk.

         The Company is a purchaser of pork and other meat products. The Company buys pork and other meat products based upon market prices that are established with the vendor as part of the purchase process. The operating results of the Company are significantly impacted by pork prices. The Company does not use commodity financial instruments to hedge pork and other meat products prices.

         The Company's exposure to interest rate risk primarily to its debt obligations and temporary cash investments. Interest rate risk is managed through variable rate and fixed rate borrowings with varying maturities. The Company does not use, and has not in the past 12 months used, any derivative financial instruments relating to the risk associated with changes in interest rates.

         The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense is not deductible in the Company's federal or state income tax returns and, therefore, increases the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants will be estimated using a Black-Scholes option pricing model. During the quarters ended March 31, 1999 and 1998, the Company recorded no additional interest expense resulting from changes in the estimated fair value of the warrants.

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

         Information Technology. The Company began its assessment of its Year 2000 readiness by conducting a review of the computer hardware and software applications which comprise the Company's information technology systems. This review was completed in 1998. As a result of this review, the Company believes that , with the exception of its Potter susidiary, the information technology being utilized by each of its six operating subisidiaries is Year 2000 compliant, and the Company has received written confirmation of Year 2000 compliance from its hardware and software vendors. The Company has determined that its Potter subisdiary requires the installation of a new data processing system, after which Potter will also be Year 2000 compliant. The Company expects that this installation will be completed early in the third quarter of 1999. Through March 31, 1999, the costs paid to third parties in connection with the Company's review of its information technology were approximately $50,000, and future estimated expenses are $100,000, consisting primarily of the costs associated with the new Potters' data processing system,

         Embedded Technology. The next phase of the Company's assessment began in the third quarter of 1998, and included an audit of the non-information technology systems and embedded technology at its facilities. The Company completed this audit in the first quarter of 1999, and based on the results, does not anticipate that the costs to be paid to third parties in connection with its Year 2000 efforts in this area will be material.

         Third Party Relationships. The Company relies on third party suppliers and vendors for raw materials and other key supplies and services. The Company is also dependent upon its customers for sales and cash flow. Interruption of supplier or vendor operations or customer sales due to a failure of those parties to be Year 2000 compliant could adversely affect the Company's operations. The Company, however, is not dependent on any particular supplier, vendor or customer (with the exception of Sam's Clubs Inc. which comprises a significant portion of sales). The Company does not currently have any formal information concerning the Year 2000 readiness of all its suppliers and customers, but has confirmed the Year 2000 readiness with suppliers and customers with whom the Company has an electronic data interface (EDI). The Company has also queried its largest customer to ensure that it is Year 2000 compliant. While the Company believes that the impact of isolated occurrences resulting from the failure of third parties to be Year 2000 compliant would not be material, a wide-spread Year 2000 interruption throughout the food or beverage industry or a Year 2000 problem with respect to its largest customer would have a material adverse effect on the Company's results of operations and financial position.

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


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         During 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Implementation of Statement 133 is required for periods beginning after June 15, 1999. Statement 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. The Company is evaluating the effect of Statement 133 on its accounting policy related to derivative financial instruments.

FORWARD LOOKING STATEMENTS

         The Company wants to provide stockholders and investors with more meaningful and useful information. Therefore, this Form 10-Q contains forward looking information and describes the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward looking" statements by words such as "believes," "will depend," "to continue to" and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of the Company's business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the put warrants on the Company's net income and effective tax rate; the Company's ability to raise additional capital; sensitivity to such factors as weather and raw material costs; and the factors discussed above under the captions "Quantitative and Qualitative Disclosure About Market Risk" and "Year 2000." Readers are encouraged to review the Company's Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. The Company assumes no obligation to update the information contained in this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See discussion under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Item 2, "Management's Discussion and Analysis of Financial Condition and Result of Operations."

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
        None.

ITEM 2. CHANGES IN SECURITIES
        NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        None.

ITEM 4. SUBMISSION OF  MATTER TO A VOTE OF SECURITY HOLDERS.
        None.

ITEM 5. OTHER INFORMATION.
        NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a) Exhibits: The following are filed as Exhibits to this Quarterly Report On Form 10-Q:

            EXHIBIT
            NUMBER                 DESCRIPTION
            ------                 -----------

            3(i) Certificate of Incorporation of the Company, including all amendments thereto (1)

            3(ii)    By-Laws of the Company (2)

            27       Financial Data Schedule*


            ---------------------------
            *   Filed herewith.

            (1) Filed as an exhibit to the Company's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

            (2) Filed as an exhibit to the Company's Registration Statement No.
                33-69438 or the admendments thereto and incorporated herein by reference.

        (b) Reports on Form 8-K:

            A Current Report on Form 8-K dated January 25, 1999 was filed with the Securities and Exchange Commission (the "SEC") on February 1, 1999. The Form 8-K was filed in connection with the Company's replacement of Arthur Andersen LLP with KPMG LLP as its independent certified public accountants and reports
Item 4.

            In addition, a Current Report on Form 8-K dated February 2, 1999 was filed with the SEC on February 16, 1999 (the "Beverage 8-K") in connection with the Company's disposition of its beverage division and reports Items 2 and 7.

         The Beverage 8-K includes the following financial statements of the
Company: (i) Pro Forma Consolidated Balance Sheet as of September 30, 1998 (unaudited), (ii) Pro Forma Consolidated Statement of Operations for the Year Ended December 31, 1997 (unaudited), (iii) Pro Forma Consolidated Statement of Operations for the Nine Months Ended September 30, 1998 (unaudited) and (iv) Notes to Pro Forma Financial Information.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ATLANTIC PREMIUM BRANDS, LTD.

Dated as of May 14, 1999             By:      /s/ THOMAS M. DALTON
                                     -------------------------------------------
                                     Thomas M. Dalton, Chief Financial Officer
                                     and Senior Vice President (On behalf of
                                     Registrant and as Chief Accounting Officer)

                                INDEX TO EXHIBITS






  EXHIBIT                               DESCRIPTION
  NUMBER
  ------         -------------------------------------------------------------



3(i) Certificate of Incorporation of the Company, including all amendments thereto (1)

3(ii)            By-Laws of the Company (2)

27               Financial Data Schedule*

-----------------------

*   Filed herewith.

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.