Form 10-Q
period 1999-06-30
ATLANTIC PREMIUM BRANDS LTD
filed 1999-08-16
CIK 912609

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 1999

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________

                            Commission File Number: 1-13747


                      ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------
         (Exact Name of registrant as specified in its charter)

                Delaware                              36-3761400
----------------------------------------         -------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

      650 Dundee Road, Suite 370
        Northbrook, Illinois                            60062
----------------------------------------         -------------------
(Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (847) 480-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                         ----     ---

As of August 6, 1999, there were outstanding 6,811,869 shares of Common Stock, par value $.01 per share, of the Registrant.

                         PART I - FINANCIAL INFORMATION

Item 1.
                         ATLANTIC PREMIUM BRANDS, LTD.
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands, except shares and par value)

                                                                      (Audited)        (Unaudited)
                                                                     December 31,        June 30,
                                                                         1998              1999
                                                                         ----              ----
                             ASSETS
                            -------
Current assets:
  Cash                                                                 $ 1,774           $ 1,240
  Accounts receivable, net of allowance for doubtful accounts
    of $247 and $240, respectively                                      10,437             8,262
  Inventory                                                              4,457             5,872
  Prepaid expenses and other current assets                                235               218
  Deferred income taxes                                                    544               544
  Net assets of discontinued operations                                  1,240               550
                                                                       -------           -------
    Total current assets                                                18,687            16,686
Property, plant and equipment, net                                      12,288            12,603
Goodwill, net                                                           13,517            13,335
Other assets, net                                                          605               450
Deferred income taxes                                                      568               568
                                                                       -------           -------
    Total assets                                                       $45,665           $43,642
                                                                       =======           =======

              LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
Current liabilities:
  Bank overdraft                                                       $ 4,073           $ 2,335
  Notes payable under line of credit                                     1,579             3,939
  Current maturities of long-term debt                                   1,378             1,613
  Accounts payable                                                       5,609             6,994
  Income taxes payable                                                      79               100
  Accrued expenses                                                       4,602             1,622
                                                                       -------           -------
    Total current liabilities                                           17,320            16,603
Long-term debt, net of current maturities                               17,079            16,320
Put warrants                                                             1,435             1,435
                                                                       -------           -------
    Total liabilities                                                   35,834            34,358
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
    none issued or outstanding                                              --                --
  Common stock, $.01 par value; 30,000,000 shares authorized;
    7,412,583 shares and 6,838,773 shares issued and outstanding
     at December 31, 1998 and June 30, 1999, respectively                   74                68
  Additional paid-in capital                                            12,260            10,889
  Accumulated deficit                                                   (2,503)           (1,673)
                                                                       -------           -------
    Total stockholders' equity                                           9,831             9,284
                                                                       -------           -------
    Total liabilities and stockholders' equity                         $45,665           $43,642
                                                                       =======           =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ATLANTIC PREMIUM BRANDS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (in thousands, except share and per share data)

                                                            Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            1998         1999
                                                          ---------    ---------
Net sales                                                 $  45,810    $  47,393
Cost of goods sold                                           39,531       41,396
                                                          ---------    ---------
    Gross profit                                              6,279        5,997
                                                          ---------    ---------
Selling, general and administrative expenses:
  Salaries and benefits                                       2,255        2,177
  Other operating expenses                                    2,461        2,378
  Depreciation and amortization                                 395          513
                                                          ---------    ---------
    Total selling, general and administrative expenses        5,111        5,068
                                                          ---------    ---------
    Income from operations                                    1,168          929
Interest expense                                                731          634
Other income, net                                                98           95
                                                          ---------    ---------
    Income from continuing operations before income taxes       535          390
Income tax expense                                              197           94
                                                          ---------    ---------
Income from continuing operations                               338          296
Loss from discontinued operations                                62           --
                                                          ---------    ---------
    Net income                                            $     276    $     296
                                                          =========    =========
Income per common share:
  Basic:
    Income from continuing operations                     $    0.05    $    0.04
    Loss from discontinued operations                         (0.01)          --
                                                          ---------    ---------
  Net income                                              $    0.04    $    0.04
                                                          =========    =========
  Diluted:
    Income from continuing operations                     $    0.04    $    0.04
    Loss from discontinued operations                            --           --
                                                          ---------    ---------
  Net income                                              $    0.04    $    0.04
                                                          =========    =========
  Weighted average common shares:
    Basic                                                 7,402,603    7,100,175
                                                          =========    =========
    Diluted                                               7,620,369    7,259,650
                                                          =========    =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ATLANTIC PREMIUM BRANDS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (in thousands, except share and per share data)

                                                             Six Months Ended
                                                                 June 30,
                                                           ---------------------
                                                              1998        1999
                                                           ---------   ---------
Net sales                                                    $82,671     $93,300
Cost of goods sold                                            72,352      80,727
                                                           ---------   ---------
    Gross profit                                              10,319      12,573
                                                           ---------   ---------
Selling, general and administrative expenses:
  Salaries and benefits                                        3,566       4,400
  Other operating expenses                                     4,115       4,831
  Depreciation and amortization                                  697       1,001
                                                           ---------   ---------
    Total selling, general and administrative expenses         8,378      10,232
                                                           ---------   ---------
    Income from operations                                     1,941       2,341
Interest expense                                               1,072       1,218
Other income, net                                                221         172
                                                           ---------   ---------
    Income from continuing operations before income taxes      1,090       1,295
Income tax benefit (expense)                                      57        (465)
                                                           ---------   ---------
Income from continuing operations                              1,147         830
Loss from discontinued operations                                127          --
                                                           ------- --  ---------
Income before extraordinary loss                               1,020         830
Extraordinary loss on early extinguishment of debt               195          --
                                                           ---------   ---------
    Net income                                             $     825   $     830
                                                           =========  ==========
Income per common share:
  Basic:
    Income from continuing operations                      $    0.16   $    0.11
    Loss from discontinued operations                          (0.02)         --
    Extraordinary loss                                         (0.03)         --
                                                           ---------   ---------
  Net income                                               $    0.11   $    0.11
                                                           =========   =========
  Diluted:
    Income from continuing operations                      $    0.15   $    0.11
    Loss from discontinued operations                          (0.02)         --
    Extraordinary loss                                         (0.02)         --
                                                           ---------   ---------
  Net income                                               $    0.11   $    0.11
                                                           ---------   ---------
  Weighted average common shares:
    Basic                                                  7,402,603   7,256,379
                                                           ---------   ---------
    Diluted                                                7,620,369   7,435,513
                                                           =========   =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ATLANTIC PREMIUM BRANDS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                             1998        1999
                                                          --------     --------

Cash Flows from Operating Activities:
  Net income                                               $   825      $   830

  Adjustments to reconcile net income to net cash provided
    By (used in) operating activities, net of assets
         and liabilities of acquired businesses:
    Loss from discontinued operations                          186           --
    Extraordinary  loss                                        195           --
    Depreciation and amortization                              862        1,113
    Accretion of put warrants                                   35           --
    Non-cash compensation expense                               47           --
    Deferred income taxes                                     (116)          --
    Decrease in accounts receivable, net                     1,450        2,174
    Decrease (increase) in inventory                            11       (1,416)
    (Increase) decrease in prepaid expenses
        and other assets                                      (125)       1,412
    (Decrease) increase in accounts payable                 (1,878)       1,385
    Increase (decrease) in accrued expenses and other
        current liabilities                                    817       (3,510)
                                                           -------      -------
        Net cash provided by operating activities            2,309        1,988
                                                           -------      -------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                (323)      (1,021)
  Cash paid for businesses acquired including deferred
    acquisition fees, net of cash acquired                 (11,673)          --
    Repurchase of common stock                                  --       (1,376)
    Other                                                      122           --
                                                           -------      -------
      Net cash used in investing activities                (11,874)      (2,397)
                                                           -------      -------
Cash Flows from Financing Activities:
    Increase (decrease) in bank overdraft                      954       (1,738)
    Borrowings (payments) under line of credit              (1,010)       2,360
    Payments of term debt and notes payable                 (5,336)        (650)
    Payments of financing costs                               (505)          --
    Borrowings under senior subordinated note                5,065           --
    Issuance of put warrants                                 1,435           --
    Issuance of common stock                                    13           --
    Borrowings under term loan                              11,000           --
                                                           -------      -------
      Net cash flows provided by (used in)
          financing activities                              11,616          (28)

Net cash used in discontinued operations                      (631)         (97)
                                                           -------      -------
Net increase (decrease) in cash                              1,420         (534)
Cash, beginning of period                                    1,184        1,774
                                                           -------      -------
Cash, end of period                                        $ 2,604      $ 1,240
                                                           =======      =======

                 These accompanying notes are an integral part
                  of these consolidated financial statements.

                         ATLANTIC PREMIUM BRANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

The accompanying consolidated financial statements present the accounts of Atlantic Premium Brands, Ltd. and subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. The Company's financial statements have been restated to classify the results of operations and net assets of the beverage division as discontinued operations.
Accordingly, all amounts included in the Notes to Consolidated Financial Statements pertain to continuing operations except where otherwise noted. See further discussion in Note 3 -- "Discontinued Operations".

The Company is engaged in the manufacturing, marketing and distribution of packaged meat and other food products in Texas, Louisiana, Kentucky, Oklahoma and surrounding states. The operating results of the Company are impacted by changes in food commodity markets.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for interim periods are not necessarily indicative of the operating results expected for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1998, consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated March 26, 1999.

Revenue Recognition
-------------------

The Company records sales when product is delivered to the customers. Discounts provided, principally based on volume, are accrued at the time of the sale.

Cash
----

Cash consists of cash held in various deposit accounts with financial institutions. As of June 30, 1999, $235,000 was restricted to meet minimum balance funding requirements.

Inventory
---------

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods and packaging supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:

                                December 31,          June 30,
  (in thousands)                   1998                 1999
                                ------------          --------
  Raw materials                    $  140              $  404
  Finished goods                    2,998               4,239
  Packaging supplies                1,319               1,229
                                   ------              ------
    Total inventory                $4,457              $5,872
                                   ======              ======

Property, Plant and Equipment
-----------------------------

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

Other Assets
------------

Other assets consist of deferred acquisition costs, cash surrender value of life insurance, and deferred financing costs. Deferred financing costs are being amortized over 5 to 7 years, representing the term of the related debt, using the effective interest method.

Goodwill
--------

Goodwill recorded in connection with business combinations is being amortized using the straight-line method over 5 to 40 years.

Use of Estimates
----------------

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

Income Per Common Share
-----------------------

The weighted average shares used to calculate basic and diluted income per common share for the three and six month periods ended June 30, 1998 and 1999, are as follows:

                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                               June 30,
                                                   ----------------------------          ----------------------------
                                                      1998               1999               1998               1999
                                                     -----               ----               ----               ----
  Weighted average shares outstanding
  for basic income per common share                7,402,603          7,100,175          7,388,169          7,256,379
  Dilutive effect of common stock options            217,766            159,475            233,768            179,134
                                                   ---------          ---------          ---------          ---------
  Weighted average shares outstanding
  for dilutive income per common share             7,620,369          7,259,650          7,621,937          7,435,513
                                                   =========          =========          =========          =========

Options to purchase 229,050 and 1,316,763 shares of common stock at prices ranging from $2.65 to $4.00 per share were outstanding during the second quarter of 1998 and 1999, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares during the quarter.

Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock, as of June 30, 1998 and 1999 at $3.38 per share were outstanding during the second quarter of 1998 and 1999 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common shares during the quarter.

2. CONTINGENCIES:
   --------------

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

3. DISCONTINUED OPERATIONS:
   ------------------------
During the fourth quarter of 1998, the Company decided to sell substantially all the assets of its beverage division. The beverage division has been accounted for as a discontinued operation and prior period financial statements have been restated. Interest expense has been allocated to the beverage division based on its net assets as a percentage of total consolidated net assets.

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

In connection with these transactions, the Company recorded expenses in the fourth quarter of 1998 related to severance; legal, investment banking and accounting fees; and lease obligations which have no future benefit. These expenses totalled $1.3 million, of which $0.5 million remains in accrued expenses in the accompanying consolidated balance sheet at June 30, 1999.

4.   ACQUISITION:
     ------------

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

5.   DEBT REFINANCING:
     -----------------

On March 20, 1998, the Company refinanced its senior revolver and term debt. The new debt consists of an $11 million term note, a $15 million line of credit and $6.5 million senior subordinated note with detachable warrants with a put option.

The new term debt bears interest at either the bank's prime rate plus 1% or Adjusted LIBOR plus 2.5%, at the Company's option. This loan is due in varying amounts monthly through March 2003 and is secured by all assets of the Company.

Under the terms of the new line of credit agreement, the Company is permitted to borrow up to $15 million subject to advance formulas based on accounts receivable, inventory and letter of credit obligations outstanding through March 2003. Amounts borrowed are due on demand and bear interest at an annual rate equal to either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%. Interest is payable monthly and amounts are secured by all assets of the Company.

The $6.5 million senior subordinated note, maturing on March 31, 2005, bears interest at 10% per annum. Principal is payable in quarterly installments beginning June 30, 2003. The subordinated debt was issued with detachable warrants with a put option to purchase 666,947 shares of nonvoting common stock at $3.38 and a contingent warrant to purchase up to a maximum of 428,753 shares of nonvoting common stock at $3.38 per share based upon the equity value of the Company on certain dates. The warrants have been recorded at an estimated fair value of $1,435,000, resulting in a discount on the senior subordinated note of the same amount. This discount is being amortized over the seven year term of the note as additional interest expense.

In connection with this debt refinancing, the Company recorded an extraordinary loss of $194,993 related to the write off of deferred financing costs, net of an income tax benefit of $122,000. Also, the Company incurred additional financing costs which have been deferred and are being amortized over the terms of the related debt.

6. SEGMENTS
   --------

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

Summarized financial information, by business segment, for continuing operations in the three months ended are as follows:

(in thousands)
Three Months
                                       June 30, 1998       June 30, 1999
                                       -------------       ------------
Net sales to external
customers:
  Food Processing                            $12,084             $11,841
  Food Distribution                           33,726              35,552
                                             -------             -------
                                              45,810              47,393
                                             =======             =======
Interest expense:
  Food Processing                                 35                  47
  Food Distribution                               45                  33
  Corporate                                      651                 554
                                             -------             -------
                                                 731                 634
                                             =======             =======
Depreciation and
amortization:
  Food Processing                                327                 450
  Food Distribution                               68                  63
                                             -------             -------
                                                 395                 513
                                             =======             =======
Income from continuing
operations before income
taxes:
  Food Processing                              1,830                 979
  Food Distribution                              287                 462
  Corporate                                   (1,582)             (1,051)
                                             -------             -------
                                             $   535             $   390
                                             =======             =======

Summarized financial information, by business segment, for continuing operations in the six months ended are as follows:


   (in thousands)
                                                       Six Months
                                                June 30,        June 30,
                                                  1998            1999
                                                --------        --------

  Net sales to external customers:
     Food Processing                            $16,598         $23,288
     Food Distribution                           66,073          70,012
                                                -------         -------
                                                 82,671          93,300
                                                =======         =======

  Interest expense:
     Food Processing                                 70              82
     Food Distribution                               77              65
     Corporate                                      925           1,071
                                                -------         -------
                                                  1,072           1,218
                                                =======         =======


  Depreciation and amortization:
     Food Processing                                571             875
     Food Distribution                              126             126
                                                -------         -------
                                                    697           1,001
                                                =======         =======
  Income from continuing operations
  before income taxes:
     Food Processing                              2,174           2,123
     Food Distribution                              863           1,180
     Corporate                                   (1,947)         (2,008)
                                                -------         -------
                                                $ 1,090         $ 1,295
                                                =======         =======

7.   PURCHASE OF COMMON STOCK
     ------------------------

On May 13, 1999, The Company completed the purchase of 573,810 shares of the Company's Common Stock at a purchase price of $2.40 per share, for an aggregate purchase price of $1,377,144. The Company purchased these shares from Bobby L. and Betty Ruth Grogan, who received the shares in connection with the Company's October 1996 acquisition of Grogan's Sausage, Inc. and Grogan's Farms, Inc.

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

RESULTS OF OPERATIONS

     All of the acquisitions were recorded utilizing the purchase method of accounting. Therefore, results of the acquired businesses prior to the effective dates of such acquisitions are not included in the Company's results of operations. The results of operations of the beverage division have been classified as a discontinued operation.

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

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

     Net Sales. Net sales increased by approximately $1.6 million or 3.5% from approximately $45.8 million for the quarter ended June 30, 1998 to approximately

$47.4 million for the quarter ended June 30, 1999. Sales of the Company's Food Processing segment decreased by approximately 2.0%, while sales of the Company's Food Distribution segment increased by approximately 5.4% primarily as a result of the strong growth being experienced by the segment's major customer.

     Gross Profit. Gross profit decreased by approximately $0.3 million or 4.5% from approximately $6.3 million for the quarter ended June 30, 1998 to approximately $6.0 million for the quarter ended June 30, 1999. Gross profit as a percentage of net sales decreased from 13.7% for the quarter ended June 30, 1998 to 12.7% for the quarter ended June 30, 1999. These decreases primarily reflect the impact of the improvement in the sales of the Company's Food Distribution segment, which earns a lower gross profit margin on net sales than the Food Processing segment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $5.1 million for both the quarter ended June 30, 1998 and the quarter ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses remained unchanged at 24.8% for the Food Processing segment and decreased from 6.3% to 6.0% for the Food Distribution segment. The Food Distribution decrease was primarily attributable to the ability of this segment to add revenue without a corresponding increase in selling general and administrative expenses.

     Income from Operations. Income from operations decreased by approximately $0.2 million or 20.6% from approximately $1.2 million for the quarter ended June 30, 1998 to approximately $0.9 million for the quarter ended June 30, 1999. This decrease was attributable to the factors discussed above in Gross Profit and Selling, General and Administrative Expenses.

     Interest Expense. Interest expense decreased approximately $0.1 million from approximately $0.7 million for the quarter ended June 30, 1998 to approximately $0.6 million for the quarter ended June 30, 1999. This decrease was primarily attributable to a decrease in the average outstanding borrowings under the Company's credit facility and the accretion of interest for the warrants with the put option in the quarter ended June 30, 1998.

     Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the quarter ended June 30, 1998 the Company recorded $35,000 of additional interest expense and during the quarter ended June 30, 1999, the Company recorded no additional interest expense, as the value of the warrants did not increase beyond their carrying value.

     Income tax benefit (expense). The effective tax rate differs from the statutory rate primarily because of adjustments in estimated tax accruals, state income taxes and the non-deductibility of goodwill amortization.

     Income from Continuing Operations. Income from continuing operations decreased by approximately $0.1 million from approximately $0.4 million for the quarter ended June 30, 1998 to approximately $0.3 million for the quarter ended June 30, 1999. This decrease was attributable to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Net Sales. Net sales increased by approximately $10.6 million or 12.9% from approximately $82.7 million for the six months ended June 30, 1998 to approximately $93.3 million for the six months ended June 30, 1999. Sales of the Company's Food Processing segment increased by approximately 40.3%, primarily resulting from the acquisition of the Potter subsidiary on March 20, 1998, while sales of the Company's Food Distribution segment increased by approximately 6.0% primarily as a result of the strong growth being experienced by the segment's major customer.

     Gross Profit. Gross profit increased by approximately $2.2 million or 21.8% from approximately $10.3 million for the six months ended June 30, 1998 to approximately $12.6 million for the six months ended June 30, 1999. Gross profit as a percentage of net sales increased from 12.5% for the six months ended June 30, 1998 to 13.5% for the six months ended June 30, 1999. These increases primarily reflect the impact of the Potter acquisition and the availability of certain of the Company's raw materials at prices below those paid in the first six months of 1998 for both the Food Processing segment and the Food Distribution segment. Hog prices have a significant impact on the Company's cost of goods sold and lower hog prices in the first half of 1999 favorably impacted gross profit as compared to 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.8 million or 22.5% from approximately

$8.4 million for the six months ended June 30, 1998 to approximately $10.2 million for the six months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses decreased from 26.2% to 25.8% for the Food Processing segment and decreased from 6.1% to 6.0% for the Food Distribution segment. The decrease in the Food Processing segment was primarily attributable to an increased proportion of sales to private label customers which require less marketing and advertising support per revenue dollar. The decrease in the Food Distribution segment was primarily attributable to this segment's ability to add additional revenue without a corresponding increase in selling, general and administrative expenses.

     Income from Operations. Income from operations increased by approximately $0.4 million from approximately $1.9 million for the six months ended June 30, 1998 to approximately $2.3 million for the six months ended June 30, 1999. This increase is attributable to the factors discussed above.

     Interest Expense. Interest expense was approximately $1.2 million for the six months ended June 30, 1998 and for the six months ended June 30, 1999.

     Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the six months ended June 30, 1998 the Company recorded $35,000 of additional interest expense and during the quarter ended June 30, 1999, the Company recorded no additional interest expense, as the value of the warrants did not increase beyond their carrying value.

     Income tax benefit (expense). The effective tax rate differs from the statutory rate primarily because of state income taxes, the non-deductibility of goodwill amortization and the reversal of a valuation allowance of approximately $0.5 million, which was recorded as a benefit from income taxes during the six months ended June 30, 1998.

     Income from Continuing Operations. Income from continuing operations was approximately $0.8 million for the six months ended June 30, 1998 and for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the six months ended June 30, 1999 was approximately $2.0 million. Income from continuing operations, depreciation, amortization, and non-cash interest, an increase in accounts payable and decreases in prepaid expenses and accounts receivable were the primary factors contributing to the cash generated by operating activities, which were partially offset by an increase in inventory and a decrease in accrued expenses. Cash provided by operating activities for the six months ended June 30, 1998 was approximately $2.3 million. This amount was principally affected by net income, depreciation, amortization and a decrease in accounts receivable and an increase in accrued expenses, which were partially offset by a decrease in accounts payable.

     Cash used in investing activities for the six months ended June 30, 1999 was approximately $2.3 million and reflected the acquisition of equipment and the repurchase of 573,810 shares of the Company's common stock at a purchase price of $2.40 per share. Cash used in investing activities for the six months ended June 30, 1998 was approximately $11.9 million and reflected the acquisition of equipment and the payment of cash in connection with the acquisition of Potter.

     Cash used in financing activities for the six months ended June 30, 1999 was approximately $28,000 and was principally affected by a decrease in the bank overdraft balance and payments of term debt and other notes payable, which was partially offset by borrowings under the Company's line of credit. Cash provided by financing activities for the six months ended June 30, 1998 was approximately $11.6 million and was principally affected by the refinancing of the existing senior debt with the new term and revolving loan agreements, the borrowings under the senior subordinated note and the related common stock warrants with the put option and payments on the Company's term debt and line of credit.

     As of June 30, 1999, the Company had outstanding approximately $10 million in term debt, $6.5 million of Senior Subordinated Debt owed to a bank, approximately

$3.9 million in line-of-credit borrowings and approximately $2.7 million of subordinated debt owed to former owners of Prefco, Richard's, Grogan's and Partin's. Monthly interest payments, currently reflecting an average annual rate of approximately 7.7%, are being made on the subordinated debt owed to former owners and the principal on these notes is due in 2001. The term debt and line of credit agreement bear interest at an annual rate equal to either the bank's prime rate plus 1% or Adjusted LIBOR plus 2.5% at the Company's option. The Senior Subordinated Debt bears interest at 10% per annum.

     The Company has entered into a put option agreement with the holder of certain warrants described above under "Results of Operations -- Interest Expense." If the holder of the warrants exercises the put option, the Company's ability to satisfy such obligation will depend on its ability to raise additional capital. The Company's ability to secure additional capital at such time will depend upon the Company's overall operating performance, which will be subject to general business, financial, competitive and other factors affecting the Company and the processed meat distribution industry, certain of which factors are beyond the control of the Company. No assurance can be given that the Company will be able to raise the necessary capital on terms acceptable to the Company, if at all, to satisfy the put obligation in a timely manner. If the Company is unable to satisfy such obligation, the Company's business, financial condition and operations will be materially and adversely effected.

     As of June 30, 1999, the Company believes that cash generated from operations and bank borrowings will be sufficient to fund its debt service, working capital requirements and capital expenditures as currently contemplated for the balance of 1999 and fiscal 2000. However, the Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's ability to continue to comply with covenants in the bank agreements. The Company's ability to continue to comply with the covenants in the bank agreements will depend on a number of factors, certain of which are beyond the Company's control, including but not limited to, successful integration of acquired businesses and implementation of its business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on its future operating performance. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the bank agreements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is subject to certain market risks. These risks relate to commodity price fluctuations, interest rate changes and fluctuations in the value of the warrants with the put option and credit risk.

     The Company is a purchaser of pork and other meat products. The Company buys pork and other meat products based upon market prices that are established with the vendor as part of the purchase process. The operating results of the Company are significantly impacted by pork prices. The Company does not use commodity financial instruments to hedge pork and other meat product prices.

     The Company's exposure to interest rate risk relates primarily to its debt obligations and temporary cash investments. Interest rate risk is managed through variable rate and fixed rate borrowings with varying maturities. The Company does not use, and has not in the past fiscal year used, any derivative financial instruments relating to the risk associated with changes in interest rates.

     The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense is not deductible in the Company's federal or state income tax returns and, therefore, increases the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the six months ended June 30, 1998, the Company recorded $35,000 in additional interest expense resulting from changes in the estimated fair value of the warrants. No additional interest expense was required to be recorded during the six months ended June 30, 1999.

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

     Information Technology. The Company began its assessment of its Year 2000 readiness by conducting a review of the computer hardware and software applications which comprise the Company's information technology systems. This review was completed in 1998. As a result of this review, the Company believes that, with the exception of its Potter subsidiary, the information technology being utilized by each of its six operating subsidiaries is Year 2000 compliant, and the Company has received written confirmation of Year 2000 compliance from its hardware and software vendors. The Company has determined that its Potter subsidiary requires the installation of a new data processing system, after which Potter will also be Year 2000 compliant. This installation was completed early in the third quarter of 1999. Through June 30, 1999, the costs paid to third parties in connection with the Company's review of its information technology were approximately $150,000, and future estimated expenses are $50,000, consisting primarily of the costs associated with the new Potters' data processing system.

     Embedded Technology. The next phase of the Company's assessment began in the third quarter of 1998, and included an audit of the non-information technology systems and embedded technology at its facilities. The Company completed this audit in the first quarter of 1999 and the costs paid to third parties in connection with its Year 2000 efforts in this area were not material.

     Third Party Relationships. The Company relies on third party suppliers and vendors for raw materials and other key supplies and services. The Company is also dependent upon its customers for sales and cash flow. Interruption of supplier or vendor operations or customer sales due to a failure of those third parties to be Year 2000 compliant could adversely affect the Company's operations. The Company, however, is not dependent on any particular supplier, vendor or customer (with the exception of Sam's Clubs Inc. which comprises a significant portion of sales). The Company does not currently have any formal information concerning the Year 2000 readiness of all its suppliers and customers, but has confirmed the Year 2000 readiness with suppliers and customers with whom the Company has an electronic data interface (EDI), including its largest customer. While the Company believes that the impact of isolated occurrences resulting from the failure of third parties to be Year 2000 compliant would not be material, a wide-spread Year 2000 interruption throughout the food industry or a Year 2000 problem with respect to its largest customer would have a material adverse effect on the Company's results of operations and financial position.

     Contingency Plan. Although the Company does not currently have a contingency plan for Year 2000 issues, it does intend to begin developing one in the third quarter of 1999 to prepare the Company for Year 2000 interruptions such as delays in its accounting systems or customer sales and the inability of its lenders or other sources of capital and liquidity to make funds available when required.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     During 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Implementation of Statement 133 is required for periods beginning after June 15, 2000. Statement 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. The Company is evaluating the effect of Statement 133 on its accounting policy related to derivative financial instruments.

FORWARD LOOKING STATEMENTS

     The Company wants to provide stockholders and investors with more meaningful and useful information. Therefore, this Form 10-Q contains forward looking information and describes the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward looking" statements by words such as "believes," "estimates," "anticipates," "continue to" and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of the Company's business strategy; uncertainty as to evolving consumer preferences; seasonality of demand for certain products; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the warrants with a put option on the Company's net income and effective tax rate; the Company's ability to raise additional capital; sensitivity to such factors as weather and raw material costs; and the factors discussed above under the captions "Quantitative and Qualitative Disclosure about Market Risk" and "Year 2000." Readers are encouraged to review the Company's Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. The Company assumes no obligation to update the information contained in this Form 10-Q.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     None.

ITEM 2.   CHANGES IN SECURITIES.

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders of the Company held on May 19, 1999, the following matters were submitted to a vote of the stockholders:

     (1) Election of Directors. Rick Inatome, John A. Miller and Alan F. Sussna were reelected as directors of the Company. The following directors' terms of office continued after the Annual Meeting of Stockholders:
          Eric D. Becker, Merrick M. Elfman, Brian T. Fleming, John T. Hanes, G. Cook Jordan, Jr., Steven M. Taslitz.

     (2) Approval of an amendment to the Company's Certificate of Incorporation to authorize a new class of non-voting Common Stock.

     (3)  Approval of the Company's 1999 Amended and Restated Stock Option Plan.

                              TABULATION OF VOTES

                                                                        BROKER
        MATTER                  FOR         AGAINST      WITHHELD      NON-VOTES
------------------           --------       -------     ---------      ---------
Director Election:

Rick Inatome                 6,038,611         0           9,460           0

John A. Miller               6,038,611         0           9,460           0

Alan F. Sussna               6,038,011         0          10,060           0

Approval of Amendment
to Certificate of
Incorporation                5,088,916       3,900        13,100        942,155

Approval of 1999 Stock
Option Plan                  5,051,945      25,164        28,807        942,155

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits: The following are filed as Exhibits to this Quarterly Report on Form 10-Q:


          Exhibit
          Number       Description
          -------      -----------
          3(i)  Certificate of Incorporation of the Company, including all amendments thereto*

          3(ii) By-Laws of the Company (1)

          10.1  The Company's 1999 Amended and Restated Stock Option Plan*

          10.2 Stock Purchase Agreement dated April 23, 1999 among the Company and Bobby L. Grogan and Betty Ruth Grogan (2)

          27    Financial Data Schedule*

          __________________

          *    Filed herewith.

          (1)  Filed as an exhibit to the Company's Registration Statement
               No. 33-69438 or the amendments thereto and incorporated herein by reference.

          (2) Filed as an exhibit to the Company's Current Report on Form 8-K dated May 21, 1999 filed with the SEC on May 24, 1999 and incorporated herein by reference.

     (b)  Reports on Form 8-K:

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on May 24, 1999. The Form 8-K was filed in connection with the Company's purchase of 573,810 shares of its Common Stock and reports Items 5 and 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ATLANTIC PREMIUM BRANDS, LTD.

Date: August 13, 1999                  By:  /s/ THOMAS M. DALTON
                                            ---------------------------------
                                            Thomas M. Dalton, Chief Financial
                                            Officer and Senior Vice President
                                            (On behalf of Registrant and as
                                            Chief Accounting Officer)

                               INDEX TO EXHIBITS



          Exhibit
          Number       Description
          -------      -----------

          3(i) Certificate of Incorporation of the Company, including all amendments thereto*

          3(ii) By-Laws of the Company (1)

          10.1  The Company's 1999 Amended and Restated Stock Option Plan*

          10.2 Stock Purchase Agreement dated April 23, 1999 among the Company and Bobby L. Grogan and Betty Ruth Grogan (2)

          27    Financial Data Schedule*

          __________________

          *    Filed herewith.

          (1) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.

          (2) Filed as an exhibit to the Company's Current Report on Form 8-K dated May 21, 1999 filed with the SEC on May 24, 1999 and incorporated herein by reference.