Form 10-Q
period 1999-09-30
ATLANTIC PREMIUM BRANDS LTD
filed 1999-11-15
CIK 912609

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 1999

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-13747



                          ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


              DELAWARE                                36-3761400
---------------------------------------------    -------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification No.)


        650 DUNDEE ROAD, SUITE 370
           NORTHBROOK, ILLINOIS                            60062
---------------------------------------------    -------------------------------
 (Address of principal executive offices)                (Zip Code)



       Registrant's telephone number, including area code: (847) 412-6200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No
                         ---    ---

As of November 8, 1999, there were outstanding 6,811,869 shares of Common Stock, par value $.01 per share, of the Registrant.

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                          ATLANTIC PREMIUM BRANDS, LTD.
                          -----------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                   (in thousands, except shares and par value)

                                                                                 (Unaudited)
                                                                 December 31,    September 30,
                                                                      1998            1999
                                                                 ------------    -------------
                                     ASSETS
Current assets:
    Cash                                                           $ 1,774         $   820
    Accounts receivable, net of allowance for doubtful accounts
       of $247 and $275, respectively                               10,437           9,465
    Inventory                                                        4,457           5,454
     Prepaid expenses and other current assets                         235             395
     Deferred income taxes                                             544             544
    Net assets of discontinued operations                            1,240             249
                                                                   -------         -------

          Total current assets                                      18,687          16,927

Property, plant and equipment, net                                  12,288          12,807

Goodwill, net                                                       13,517          13,243
Other assets, net                                                      605             451

Deferred income taxes                                                  568             568
                                                                   -------         -------

          Total assets                                             $45,665         $43,996
                                                                   =======         =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Bank overdraft                                                 $ 4,073         $ 3,076
    Notes payable under line of credit                               1,579           4,697
    Current maturities of long-term debt                             1,378           1,766
    Accounts payable                                                 5,609           6,006
      Income taxes payable                                              79              65
    Accrued expenses                                                 4,602           1,591
                                                                   -------         -------

          Total current liabilities                                 17,320          17,201

Long-term debt, net of current maturities                           17,079          15,816

Put warrants                                                         1,435           1,435
                                                                   -------         -------

          Total liabilities                                         35,834          34,452

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued or outstanding                                       --              --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       7,412,583 shares and 6,838,773 shares issued and
       outstanding at December 31,  1998 and September 30, 1999,
       respectively                                                     74              68
    Additional paid-in capital                                      12,260          10,889
    Accumulated deficit                                             (2,503)         (1,413)
                                                                   -------         -------

          Total stockholders' equity                                 9,831           9,544
                                                                   -------         -------

          Total liabilities and stockholders' equity               $45,665         $43,996
                                                                   =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                            Three Months Ended
                                                                               September 30,
                                                                     ----------------------------
                                                                           1998             1999
                                                                     -----------       ----------
Net sales                                                            $    46,745       $   48,990

Cost of goods sold                                                        40,215           42,479
                                                                     -----------       ----------

          Gross profit                                                     6,530            6,511
                                                                     -----------       ----------

Selling, general and administrative expenses:
    Salaries and benefits                                                  2,367            2,118
    Other operating expenses                                               2,640            2,824
    Depreciation and amortization                                            406              544
                                                                     -----------       ----------

          Total selling, general and administrative expenses               5,413            5,486
                                                                     -----------       ----------

          Income from operations                                           1,117            1,025

Interest expense                                                             638              648

Other income (expense), net                                                  (32)             109
                                                                     -----------       ----------

          Income from continuing operations before income taxes              447              486

Income tax expense                                                           192              226
                                                                     -----------       ----------

Income from continuing operations                                            255              260

Loss from discontinued operations                                             46               --
                                                                     -----------       ----------

          Net income                                                 $       209       $      260
                                                                     ===========       ==========

Income per common share:

    Basic:
       Income from continuing operations                             $      0.03       $     0.04
       Loss from discontinued operations                                   (0.01)              --
                                                                     -----------       ----------

       Net income                                                    $      0.02       $     0.04
                                                                     ===========       ==========

    Diluted:
       Income from continuing operations                             $      0.03       $     0.04
       Loss from discontinued operations                                   (0.01)              --
                                                                     -----------       ----------
         Net income                                                  $      0.02       $     0.04
                                                                     ===========       ==========

    Weighted average common shares:

       Basic                                                           7,432,109        6,838,773
                                                                     ===========       ==========

       Diluted                                                         7,607,239        6,963,012
                                                                     ===========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                        Nine Months Ended
                                                                            September 30,
                                                                    --------------------------
                                                                        1998           1999
                                                                    ----------      ----------
Net sales                                                           $  129,416      $  142,289

Cost of goods sold                                                     112,567         123,206
                                                                    ----------      ----------

          Gross profit                                                  16,849          19,083
                                                                    ----------      ----------

Selling, general and administrative expenses:
    Salaries and benefits                                                5,933           6,518
    Other operating expenses                                             6,755           7,653
    Depreciation and amortization                                        1,103           1,546
                                                                    ----------      ----------

          Total selling, general and administrative expenses            13,791          15,717
                                                                    ----------      ----------

          Income from operations                                         3,058           3,366

Interest expense                                                         1,710           1,866

Other income, net                                                          189             281
                                                                    ----------      ----------

          Income from continuing operations before income taxes          1,537           1,781

Income tax expense                                                         135             691
                                                                    ----------      ----------

Income from continuing operations                                        1,402           1,090

Loss from discontinued operations                                          173              --
                                                                    ----------      ----------

Income before extraordinary loss                                         1,229           1,090

Extraordinary loss on early extinguishment of debt                         195              --
                                                                    ----------      ----------

          Net income                                                $    1,034      $    1,090
                                                                    ==========      ==========

Income per common share:

    Basic:
       Income from continuing operations                            $     0.19      $     0.15
       Loss from discontinued operations                                 (0.02)             --
       Extraordinary loss                                                (0.03)             --
                                                                    ----------      ----------
    Net income                                                      $     0.14      $     0.15
                                                                    ==========      ==========

    Diluted:
       Income from continuing operations                            $     0.18      $     0.15
       Loss from discontinued operations                                 (0.02)             --
       Extraordinary loss                                                (0.03)             --
                                                                    ----------      ----------

    Net income                                                      $     0.13      $     0.15
                                                                    ==========      ==========

    Weighted average common shares:

       Basic                                                         7,402,977       7,117,177
                                                                    ==========      ==========

       Diluted                                                       7,627,637       7,279,042
                                                                    ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
                                 (in thousands)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                --------------------------
                                                                                   1998             1999
                                                                                ----------       ---------

Cash Flows from Operating Activities:
    Net income                                                                  $  1,034          $ 1,090
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities, net of assets and liabilities of acquired businesses:
       Loss from discontinued operations                                             173               --
       Extraordinary loss                                                            195               --
       Depreciation and amortization                                               1,445            1,742
       Deferred income taxes                                                           9               --
       Decrease in accounts receivable, net                                        2,108              972
       Increase in inventory                                                        (232)            (997)
       Increase in prepaid expenses and other current assets                        (289)            (160)
       (Decrease) increase in accounts payable                                    (1,640)             397
       Increase (decrease) in accrued expenses and other
           current liabilities                                                     1,346           (3,025)
                                                                                --------          -------

              Net cash provided by operating activities                            4,149               19
                                                                                --------          -------

Cash Flows from Investing Activities:
    Acquisition of property, plant and equipment                                    (592)          (1,764)
    Cash paid for businesses acquired including deferred acquisition
       fees, net of cash acquired                                                (11,675)              --
    Purchase of common stock                                                          --           (1,376)
    Proceeds from disposals of equipment                                             122              122
                                                                                --------          -------

              Net cash used in investing activities                              (12,145)          (3,018)
                                                                                --------          -------

Cash Flows from Financing Activities:
    Increase (decrease) in bank overdraft                                          1,690             (997)
    Borrowings (payments) under line of credit                                    (2,804)           3,118
    Payments of term debt and notes payable                                       (5,565)          (1,056)
    Payments of financing costs                                                     (605)             (11)
    Borrowings under senior subordinated note                                      5,065               --
    Issuance of put warrants                                                       1,435               --
    Issuance of common stock                                                          13               --
    Borrowings under term loan                                                    11,000               --
                                                                                --------          -------

              Net cash flows provided by financing activities                     10,229            1,054
                                                                                --------          -------

Net cash (used in) provided by discontinued operations                              (964)             991
                                                                                --------          -------

Net increase (decrease) in cash                                                    1,269             (954)

Cash, beginning of period                                                          1,184            1,774
                                                                                --------          -------

Cash, end of period                                                             $  2,453          $   820
                                                                                ========          =======

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.
                          -----------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 1998 AND 1999
                           ---------------------------


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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for interim periods are not necessarily indicative of the operating results expected for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1998 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K dated March 26, 1999.


Inventory
---------

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods and packaging supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:

                                            December 31,    September 30,
    (in thousands)                              1998            1999
                                            ------------    -------------
    Raw materials                           $        140    $         437
    Finished goods                                 2,998            3,672
    Packaging supplies                             1,319            1,345
                                            ------------    -------------

           Total inventory                  $      4,457    $       5,454
                                            ============    =============

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


Income Per Common Share
-----------------------

The weighted average shares used to calculate basic and diluted income per common share for the three and nine month periods ended September 30, 1998 and 1999, are as follows:


                                                      Three Months Ended         Nine Months Ended
                                                          September 30,            September 30,
                                                          -------------            -------------

                                                       1998         1999         1998         1999
                                                       ----         ----         ----         ----

Weighted average shares outstanding for basic       7,432,109    6,838,773     7,402,977   7,117,177
income per common share

Dilutive effect of common stock options               175,130      124,239       224,660     161,865
                                                   ----------   ----------    ----------  ----------


Weighted average shares outstanding for dilutive
income per common share
                                                    7,607,239    6,963,012     7,627,637   7,279,042
                                                   ==========   ==========    ==========  ==========


Options to purchase 542,841 and 1,247,893 shares of common stock at prices ranging from $2.50 to $4.00 per share were outstanding during the third quarter of 1998 and 1999, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares during the quarter.

Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock, as of September 30, 1998 and 1999 at $3.38 per share were outstanding during the third quarter of 1998 and 1999 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common shares during the quarter.


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

In connection with these transactions, the Company recorded expenses in the fourth quarter of 1998 related to severance; legal, investment banking and accounting fees; and lease obligations which have no future benefit. These expenses totalled $1.3 million, of which $0.2 million remains in accrued expenses in the accompanying consolidated balance sheet at September 30, 1999.


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

Summarized financial information, by business segment, for continuing operations in the three months ended are as follows:

(in thousands)                                    Three Months
                                                  ------------
                                      September 30, 1998   September 30, 1999
                                      ------------------   ------------------
Net sales to external customers:
        Food Processing                        $ 12,504             $ 12,335
        Food Distribution                        34,241               36,655
                                               --------             --------
                                                 46,745               48,990
                                               --------             --------

Interest expense:
        Food Processing                              35                   41
        Food Distribution                            32                   33
        Corporate                                   571                  574
                                               --------             --------
                                                    638                  648
                                               ========             ========

Depreciation and amortization:
        Food Processing
        Food Distribution                           345                  476
                                                     61                   68
                                               --------             --------
                                                    406                  544
                                               ========             ========

Income from continuing
operations before income taxes:
        Food Processing                           1,326                1,114
        Food Distribution                           196                  579
        Corporate                                (1,075)              (1,207)
                                               --------             --------
                                               $    447             $    486
                                               ========             ========

Summarized financial information, by business segment, for continuing operations in the nine months ended are as follows:

(in thousands)                                      Nine Months
                                                    -----------
                                     September 30, 1998   September 30, 1999
                                     ------------------   ------------------
Net sales to external customers:
        Food Processing                        $ 29,102             $ 35,623
        Food Distribution                       100,314              106,666
                                               --------             --------
                                                129,416              142,289
                                               ========             ========

Interest expense:
        Food Processing                             105                  123
        Food Distribution                           108                   98
        Corporate                                 1,496                1,645
                                               --------             --------
                                                  1,710                1,866
                                               ========             ========


Depreciation and amortization:
        Food Processing                             916                1,351
        Food Distribution                           187                  195
                                               --------             --------
                                                  1,103                1,546
                                               ========             ========

Income from continuing operations before
income taxes:
        Food Processing                           3,500                3,237
        Food Distribution                         1,059                1,759
        Corporate                                (3,022)              (3,215)
                                               --------             --------
                                               $  1,537             $  1,781
                                               ========             ========

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

     In order to acquire and operate its food businesses, the Company formed four new subsidiaries during 1996: Prefco Corp., Carlton Foods Corp., Richards Cajun Foods Corp., and Grogan's Farm, Inc. In March of 1998, the Company formed a fifth new subsidiary to acquire the business of J.C. Potter Sausage Company and affiliates (Potter).

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


RESULTS OF OPERATIONS

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


QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED
SEPTEMBER 30, 1998

     Net Sales. Net sales increased by approximately $2.3 million or 4.8% from approximately $46.7 million for the quarter ended September 30, 1998 to approximately $49.0 million for the quarter ended September 30, 1999. Sales of the Company's Food

Distribution segment increased by approximately 7.1% primarily as a result of the strong growth being experienced by the segment's major customer while sales of the Company's Food Processing segment decreased by approximately 1.4%.

     Gross Profit. Gross profit was approximately $6.5 million for the quarter ended September 30, 1998 and for the quarter ended September 30, 1999. Gross profit as a percentage of net sales decreased from 14.0% for the quarter ended September 30, 1998 to 13.3% for the quarter ended September 30, 1999. This decrease primarily reflects the impact of the improvement in the sales of the Company's Food Distribution segment, which earns a lower gross profit margin on net sales than the Food Processing segment.


     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $5.4 million for both the quarter ended September 30, 1998 and the quarter ended September 30, 1999. As a percentage of net sales, selling, general and administrative expenses decreased from 6.3% to 5.5% for the Food Distribution segment. This decrease was primarily attributable to the ability of this segment to add revenue without a corresponding increase in selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses increased from 20.5% to 21.8% for the Food Processing segment. This increase was primarily attributable to the Company's ongoing program to expand its marketing territory. The revenue generated in certain new markets is currently insufficient to cover the start-up costs associated with building market share.

     Income from Operations. Income from operations decreased by approximately $0.1 million or 17.0% from approximately $1.1 million for the quarter ended September 30, 1998 to approximately $1.0 million for the quarter ended September 30, 1999. This decrease was attributable to the factors discussed above.

     Interest Expense. Interest expense was approximately $0.6 million for the quarter ended September 30, 1998 and for the quarter ended September 30, 1999.

         Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the quarter ended September 30, 1998, the Company recorded $35,000 of interest income representing the decrease in the estimated fair value of the warrants and during the quarter ended September 30, 1999, the Company recorded no interest income or expense, as the value of the warrants remained below their carrying value.

     Income tax expense. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of goodwill amortization.

     Income from Continuing Operations. Income from continuing operations was approximately $0.3 million for the quarter ended September 30, 1998 and for the quarter ended September 30, 1999.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net Sales. Net sales increased by approximately $12.8 million or 9.9% from approximately $129.4 million for the nine months ended September 30, 1998 to approximately $142.3 million for the nine months ended September 30, 1999. Sales of the Company's Food Processing segment increased by approximately 22.0%, primarily resulting from the acquisition of the Potter subsidiary on March 20, 1998, while sales of the Company's Food Distribution segment increased by approximately 6.4% primarily as a result of the strong growth being experienced by the segment's major customer.

     Gross Profit. Gross profit increased by approximately $2.3 million or 13.7% from approximately $16.8 million for the nine months ended September 30, 1998 to approximately $19.1 million for the nine months ended September 30, 1999. Gross profit as a percentage of net sales increased from 13.0% for the nine months ended September 30, 1998 to 13.4% for the nine months ended September 30, 1999. These increases primarily reflect the impact of the Potter acquisition and the availability of certain of the Company's raw materials at prices below those paid in the first nine months of 1998 for both the Food Processing segment and the Food Distribution segment. Hog prices have a significant impact on the Company's cost of goods sold.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.9 million or 13.8% from approximately $13.8 million for the nine months ended September 30, 1998 to approximately $15.7 million for the nine months ended September 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased from 18.9% to 21.8% for the Food Processing segment. This increase was primarily attributable to the acquisition of Potter in the first quarter of 1998 and the Company's ongoing program to expand its marketing territory. The revenue generated in certain new markets is currently insufficient to cover the start-up costs associated with building market share. As a percentage of net sales, selling, general and administrative expenses decreased from 6.1% to 5.7% for the Food Distribution segment. This decrease was primarily attributable to this segment's ability to add additional revenue without a corresponding increase in selling, general and administrative expenses.

     Income from Operations. Income from operations increased by approximately $0.3 million from approximately $3.1 million for the nine months ended September 30, 1998 to approximately $3.4 million for the nine months ended September 30, 1999. This increase is attributable to the factors discussed above.

     Interest Expense. Interest expense increased by approximately $0.2 million from approximately $1.7 million for the nine months ended September 30, 1998 to approximately $1.9 million for the nine months ended September 30, 1999. This increase was primarily attributable to the additional debt incurred in conjunction with the Potter acquisition in the first quarter of 1998.

     Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the nine months ended September 30, 1998 and during the nine months ended September 30, 1999, the Company recorded no additional interest expense, as the value of the warrants did not increase beyond their carrying value.

     Income tax benefit (expense). The effective tax rate differs from the statutory rate primarily because of state income taxes, the non-deductibility of goodwill amortization and the reversal of a valuation allowance for deferred income taxes of approximately $0.5 million, which was recorded as an income tax benefit during the nine months ended September 30, 1998.

     Income from Continuing Operations. Income from continuing operations was approximately $1.4 million for the nine months ended September 30, 1998 and $1.1 million for the nine months ended September 30, 1999. This decrease is primarily attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the nine months ended September 30, 1999 was approximately $0.8 million. Income from continuing operations, depreciation and amortization, an increase in accounts payable and a decrease in accounts receivable were the primary factors contributing to the cash generated by operating activities, which were partially offset by an increase in prepaid expenses and inventory and a decrease in accrued expenses. Cash provided by operating activities for the nine months ended September 30, 1998 was approximately $4.1 million. This amount was principally affected by net income, depreciation and amortization, a decrease in accounts receivable and an increase in accrued expenses, and was partially offset by a decrease in accounts payable.

     Cash used in investing activities for the nine months ended September 30, 1999 was approximately $3.0 million and reflected the acquisition of equipment and the repurchase of 573,810 shares of the Company's common stock at a purchase price of $2.40 per share. Cash used in investing activities for the nine months ended September 30, 1998 was approximately $12.1 million and reflected the acquisition of equipment and the payment of cash in connection with the acquisition of Potter.

     Cash provided by financing activities for the nine months ended September 30, 1999 was approximately $1.1 million and was principally affected by a decrease in the bank overdraft balance and payments of term debt and other notes payable, which was partially offset by borrowings under the Company's line of credit. Cash provided by financing activities for the nine months ended September 30, 1998 was approximately $10.1 million and was principally affected by the refinancing of the existing senior debt with the new term and revolving loan agreements, the borrowings under the senior subordinated note and the related common stock warrants with the put option and payments on the Company's term debt and line of credit.

     As of September 30, 1999, the Company had outstanding approximately $9.3 million in term debt, $6.5 million of Senior Subordinated Debt owed to a bank, $4.7 million in line-of-credit borrowings and $2.7 million of subordinated debt owed to former owners of Prefco, Richard's, Grogan's and Partin's. Monthly interest payments, currently reflecting an average annual rate of approximately 7.7%, are being made on the subordinated debt owed to former owners and the principal on these notes is due in 2001. The term debt and line of credit agreement bear interest at an annual rate equal to either the bank's prime rate plus 1% or Adjusted LIBOR plus 2.5% at the Company's option. The Senior Subordinated Debt bears interest at 10% per annum.

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

     As of September 30, 1999, the Company believes that cash generated from operations and bank borrowings will be sufficient to fund its debt service, working capital requirements and capital expenditures as currently contemplated for the balance of 1999 and fiscal 2000. However, the Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's ability to continue to comply with covenants in the bank agreements. The Company's ability to continue to comply with the covenants in the bank agreements will depend on a number of factors, certain of which are beyond the Company's control, including but not limited to, successful integration of acquired businesses and implementation of its business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on its future operating performance. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the bank agreements.

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

     The Company is a purchaser of hog and other meat products. The Company buys hogs and other meat products based upon market prices that are established with the vendor as part of the purchase process. The operating results of the Company are significantly impacted by pork prices. The Company does not use, and has not in the past fiscal year used, commodity financial instruments to hedge hog and other meat product prices.

     The Company's exposure to interest rate risk relates primarily to its debt obligations and temporary cash investments. Interest rate risk is managed through variable rate and fixed rate borrowings with varying maturities. The Company does not use, and has not in the past fiscal year used, any derivative financial instruments relating to the risk associated with changes in interest rates.

     The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense is not deductible in the Company's federal or state income tax returns and, therefore, increases the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. No interest expense was required to be recorded during the nine months ended September 30, 1998 or September 30, 1999.

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

     Information Technology. The Company began its assessment of its Year 2000 readiness by conducting a review of the computer hardware and software applications which comprise the Company's information technology systems. This review was completed in 1998. As a result of this review and the installation of a new data processing system at its Potter subsidiary, the Company believes that the information technology being utilized by each of its six operating subsidiaries is Year 2000 compliant, and the Company has received written confirmation of Year 2000 compliance from its hardware and software vendors. Through September 30, 1999, the costs paid to third parties in connection with the Company's review of its information technology were approximately $200,000, and future estimated expenses are $25,000.

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

     Contingency Plan. Although the Company does not currently have a contingency plan for Year 2000 issues, it does intend to complete one in the fourth quarter of 1999 to prepare the Company for Year 2000 interruptions such as delays in the vendor supply chain, electrical supply and the inability of its lenders or other sources of capital and liquidity to make funds available when required.



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

FORWARD LOOKING STATEMENTS


     THE COMPANY WANTS TO PROVIDE STOCKHOLDERS AND INVESTORS WITH MEANINGFUL AND USEFUL INFORMATION. THEREFORE, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING INFORMATION AND DESCRIBES THE COMPANY'S BELIEF CONCERNING FUTURE BUSINESS CONDITIONS AND THE OUTLOOK FOR THE COMPANY BASED ON CURRENTLY AVAILABLE INFORMATION. WHENEVER POSSIBLE, THE COMPANY HAS IDENTIFIED THESE "FORWARD LOOKING" STATEMENTS BY WORDS SUCH AS "BELIEVES," "ESTIMATED," "WILL BE," "CONTINUE TO" AND SIMILAR EXPRESSIONS. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES WHICH WOULD CAUSE THE COMPANY'S ACTUAL RESULTS OR PERFORMANCE TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THE FOLLOWING: RISKS ASSOCIATED WITH ACQUISITIONS, INCLUDING INTEGRATION OF ACQUIRED BUSINESSES; NEW PRODUCT DEVELOPMENT AND OTHER ASPECTS OF THE COMPANY'S BUSINESS STRATEGY; UNCERTAINTY AS TO EVOLVING CONSUMER PREFERENCES; CUSTOMER AND SUPPLIER CONCENTRATION; THE IMPACT OF COMPETITION; THE IMPACT OF CHANGE IN THE VALUATION OF THE WARRANTS WITH A PUT OPTION ON THE COMPANY'S NET INCOME AND EFFECTIVE TAX RATE; THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL; SENSITIVITY TO SUCH FACTORS AS WEATHER AND RAW MATERIAL COSTS; AND THE FACTORS DISCUSSED ABOVE UNDER THE CAPTIONS "QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK" AND "YEAR 2000." READERS ARE ENCOURAGED TO REVIEW THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JUNE 4, 1997 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR A MORE COMPLETE DESCRIPTION OF SOME OF THESE FACTORS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE INFORMATION CONTAINED IN THIS FORM 10-Q.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits: The following are filed as Exhibits to this Quarterly
                     Report on Form 10-Q:

           Exhibit
           Number            Description
           ------            -----------

           3(i) Certificate of Incorporation of the Company, including all amendments thereto (1)

           3(ii)    By-Laws of the Company (2)

           27       Financial Data Schedule *

           ------------------
           *   Filed herewith.

           (1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

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

                                    ATLANTIC PREMIUM BRANDS, LTD.

Dated as of November 11, 1999       By: /s/ THOMAS M. DALTON
                                        ----------------------------------------
                                        Thomas  M.  Dalton,   Chief  Financial
                                        Officer  and Senior Vice  President
                                        (On behalf of  Registrant  and as Chief
                                        Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit                              Description
 Number
-------         ----------------------------------------------------------------

3(i) Certificate of Incorporation of the Company, including all amendments thereto (1)

3(ii)           By-Laws of the Company (2)

27              Financial Data Schedule *

*    Filed herewith.

(1) Filed as an exhibit to the Company=s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.