Form 10-K
period 1999-12-31
ATLANTIC PREMIUM BRANDS LTD
filed 2000-03-30
CIK 912609

===============================================================================
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ----------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

                                 (847) 412-6200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None

       Title of Each Class           Name of Each Exchange on Which Registered
       -------------------           -----------------------------------------
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

                                   YES [X] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported closing price of the registrant's Common Stock on March 14, 2000: $20,637,036.

     The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 24, 2000: 6,879,012.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2000 are incorporated by reference into Part III of this report.
-------------------------------------------------------------------------------
===============================================================================

                                     PART I

ITEM 1.  BUSINESS


GENERAL

     The Company, through its subsidiaries' operations in Texas, Louisiana, Kentucky and Oklahoma, manufactures, markets and distributes branded and unbranded food products for customers in a twelve state region. The Company's subsidiaries are: Carlton Foods Corp. ("Carlton"), Grogan's Farm, Inc. ("Grogan's"), Prefco Corp. ("Prefco"), Potter Sausage Co. ("Potter") and Richard's Cajun Foods Corp. ("Richard's").

     Through Carlton, the Company manufactures a variety of smoked sausage products. Approximately 46% of the total volume manufactured is sold through Prefco under the Blue Ribbon brand name. Approximately 46% of total volume manufactured reflects private label products manufactured for other regional sausage brands and selected chain supermarket house brands, and approximately 8% of total volume manufactured is sold by Carlton under the brand names Carlton and Country Boy(TM). These branded products are marketed on a regional basis, principally in south and west Texas.

     Through Grogan's, the Company markets and distributes fresh pork sausage products and refrigerated entrees for customers in a six state region. These products are sold under the brand names Grogan's Farm(TM) and Partin's Country Sausage(TM).

     Through Prefco, the Company is engaged in the marketing and distribution of branded and unbranded meats to the retail grocery trade. The Company markets and distributes its branded meat products under the brand name Blue Ribbon(R) and Blue Ribbon Texas Traditions. These products, which include ready to eat entrees, smoked sausages, bacon and packaged, sliced luncheon meats, account for approximately 14% of the sales of Prefco and are manufactured by Carlton as well as by third party contract manufacturing companies. Blue Ribbon is currently the best selling brand of bacon in the Houston market. In addition to marketing its own branded products, the Company is also a leading regional distributor of unbranded products including boxed beef, pork, chicken and related items.

     Through Potter, the Company manufactures, markets and distributes premium, branded breakfast sausage, primarily in Oklahoma, Arkansas and Texas. These products are sold under the J.C. Potter brand name and are generally delivered to the retail grocery trade through its own distribution system. In addition, Potter manufactures products for other branded food companies on a private-label basis. Potter is a supplier to Prefco and a customer of Carlton.

     Through Richard's, the Company manufactures, markets and distributes Cajun-style, cooked, pork sausage products and specialty foods for customers in Louisiana under the brand name Richard's(TM) and Richard's Cajun Favorites(TM).

                                CORPORATE HISTORY

     In April 1991, MB Acquisition Corp. ("MB Acquisition"), a corporation owned by a group of individuals including the Company's Chairman of the Board and certain of the Company's directors and stockholders, acquired the Company from an entity now known as S&B Ventures, Inc. (the "Predecessor") for a purchase price of approximately $1.2 million (the "Acquisition"). In connection with the Acquisition, MB Acquisition also assumed certain obligations to pay the owners of the Predecessor $2.0 million pursuant to a non-compete agreement and $0.829 million pursuant to consulting agreements. MB Acquisition financed the Acquisition through a bridge loan provided by nine of its current stockholders, including an officer and certain directors. In September 1991, Maryland Beverage, L.P. (the "Partnership") was formed with the Company and Strategic Investment Corporation ("Strategic"), a wholly owned subsidiary of T. Rowe Price Strategic Partners Fund, L.P., as its sole partners, and MB Acquisition was merged with and into the Company, and its assets and liabilities were contributed to the Partnership. In September 1993, the Company was reincorporated in Delaware and adopted the name "Atlantic Beverage Company, Inc." In November 1993, in connection with the Company's initial public offering, Strategic (whose only asset was its partnership interest in the Partnership) merged with and into the Company. Subsequently, the Partnership was dissolved and the Company succeeded to the Partnership's assets and liabilities.

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

     In the first quarter of 1996, a newly formed, wholly-owned subsidiary of the Company, Prefco, acquired the outstanding common stock of Prefco, Inc. Also in the first quarter of 1996, Carlton Foods, Inc. was merged into another newly formed, wholly-owned subsidiary of the Company, Carlton. The combined purchase price for these entities was approximately $11.0 million, which included approximately $3.0 million in Carlton refinanced and assumed debt.

     In August 1996, a newly formed, wholly-owned subsidiary of the Company, Richard's, acquired certain of the assets of Richard's Cajun Country Food Processors. The consideration for these assets was $2.5 million cash and a subordinated promissory note in the amount of $0.875 million (the "Richards Note").

     In October 1996, Grogan's Merger Corp. ("GMC"), a newly formed, wholly-owned subsidiary of the Company, acquired and merged with the distribution and manufacturing business of Grogan's Sausage, Inc. and Grogan's Farm, Inc., respectively, based in Arlington, Kentucky for total consideration of approximately $3.8 million, consisting of $1.9 million cash, $0.2 million in a note (the "Grogan's Note") and 573,810 shares (approximate fair market value of $1.7 million) of common stock of the Company. In May 1999, the 573,810 shares were reacquired by the Company for approximately $1.4 million.

     In November 1996, GMC acquired the assets of Partin's Sausage ("Partin's") in consideration for $0.4 million cash, $0.225 million in a note and 78,310 shares of common stock of the Company. In March 2000, the Company reacquired 70,000 of these shares of common stock. Partin's, based in Cunningham, Kentucky, is engaged in the manufacturing, marketing and distribution of pork sausage products.

     In March 1998, the Company and Potter, a newly-formed subsidiary, acquired substantially all of the assets of J.C. Potter Sausage Company, a branded food processing company based in Durant, Oklahoma, in consideration for $13.0 million cash plus related transaction costs.

     At the end of 1998 through the beginning of 1999, the Company completed the sale of substantially all the assets of its beverage division. The operations of the beverage division consisted of the wholesale purchasing, marketing and distribution of nonalcoholic beverages to retail trade accounts in the greater Baltimore and Washington D.C. metropolitan areas.

     The disposition of the beverage division was recorded in three separate transactions. On December 1, 1998 and January 11, 1999, Canada Dry Potomac Corporation purchased the distribution rights and inventories for the Mistic(R), Stewart's(R) and AriZona(TM) brands, along with certain other related assets. The remaining accounts receivable and inventory, as well as substantially all the furniture and equipment of the beverage division, were sold to Master Distributors, Inc. on February 2, 1999. The consideration received by the Company from these transactions totaled approximately $3.5 million and consisted of approximately $3.1 million in cash, a promissory note payable to the Company for $0.26 million and the assumption by the purchasers of approximately $0.14 million in liabilities and obligations of the beverage division. The Company classified the beverage division's historic results of operations and the loss incurred upon the disposal of assets as a discontinued operation.

     As a result of the disposition of the Company's Beverage Division, the Company's operations consist solely of its food businesses.


                                    INDUSTRY

     Following the disposition of its beverage division, the Company's operations consist of two business segments: food manufacturing and food distribution. Note 17 to the Company's Consolidated Financial Statements provides summarized financial information by business segment for continuing operations for the last three fiscal years. The Company participates in these two segments of the food industry through its Carlton, Prefco, Richards, Grogan's and Potter subsidiaries.

     The food processing segment which includes cooking, slicing, mixing, grinding and similar functions is generally capital intensive. Unbranded raw material typically comes from packing companies. In some instances, in the packaged meat industry, packing and processing are vertically integrated. In other instances, as is the case with the Company, processing and marketing are vertically integrated. Because of the cost of transportation and shelf-life for the products, processing facilities tend to serve a regional clientele. Large national meat companies therefore tend to establish strategically located processing facilities in different geographic regions.

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

     In addition to its two reportable business segments, the Company markets its branded packaged meat business. The branded packaged meat business is generally not capital intensive. Strong retail brands exist at local, regional or national levels and include bacon, hot dogs, cooked and uncooked sausage, cooked hams, chicken and turkey products. Advertising and promotion are generally critical to the maintenance of brand equity. Companies which market branded meat products can exist on a stand-alone basis as well as be vertically integrated with processing and/or distribution. The Company reflects, to a limited extent, both forms of vertical integration.


                                    STRATEGY

     Operating Strategy. The Company's operating strategy is to grow its food businesses profitably, while identifying and exploiting synergies among them. Key elements of this operating strategy include increasing sales to existing customers, adding new customers and identifying opportunities to add new products.

     Corporate Growth Strategy. The Company has identified potential strategies that will use the combination of its food subsidiaries as a platform for additional corporate growth. These potential strategies may include acquisition opportunities that complement the subsidiaries' businesses.


                                    PRODUCTS

     Through Prefco, the Company distributes a wide variety of unbranded, boxed meat products. The Company maintains an inventory of over 200 different stock keeping units of unbranded product, which include beef, turkey, pork and chicken. Product is stored in the Company's refrigerated warehouses in Houston and is delivered on refrigerated vehicles to several hundred customers including chain and independent supermarkets and discount clubs. The Company purchases product from approximately one dozen meat packing companies. Purchases of the same product may be spread among several suppliers over the course of a year, and purchasing decisions are frequently driven by price and availability, both of which are likely to vary. Three suppliers accounted for approximately 20.9%, 8% and 7.9% of the Company's boxed meat purchases during 1999 and 21.6%, 15.6% and 10.8% of such purchases during 1998. No other supplier accounted for more than 10% of such purchases during either year.

     Also through Prefco, the Company markets and distributes its own branded dinner entrees, sausage, bacon and packaged, sliced luncheon meats. These products are stored in the Company's refrigerated warehouses in Houston. Product is delivered on the Company's refrigerated trucks, and customers typically include the same retail establishments that purchase the Company's unbranded meat products. The majority of Blue Ribbon(R) sausage product is manufactured by Carlton and Grogan's. The balance of the sausage product as well as the dinner entrees, bacon and luncheon meats are purchased from a number of other contract food processing companies.

     In addition to manufacturing product for Prefco, Carlton manufactures, markets and distributes its own branded smoked sausage products for the retail grocery trade. Carlton manufactures similar products on a private label basis for other branded food companies.

     Through Richard's, the Company manufactures, markets and distributes Cajun-style, cooked pork sausage products and specialty foods for customers in the state of Louisiana under the brand name Richards(TM) and Richard's Cajun Favorites(TM).

     Through Grogan's, the Company markets and distributes fresh pork sausage products for customers in a six state region. These products are sold under the brand names Grogan's(TM) and Partin's(TM).

     Through its Potter subsidiary, the Company manufactures, markets and distributes premium, branded breakfast sausage, primarily in Oklahoma, Arkansas and Texas. These products are sold under the J.C. Potter brand name and are generally delivered to the retail grocery trade through its own distribution system. In addition, Potter manufactures products for other branded food companies on a private-label basis. Potter is a supplier to Prefco and a customer of Carlton.


                        SALES, MARKETING AND DISTRIBUTION

     Prefco distributes unbranded boxed beef, pork, and poultry to chain and independent retail grocery customers, most of whom are located in the Houston metropolitan area, and all of whom are within a 400-mile radius of the Company's distribution facilities. The Company serves several hundred such customers as either their primary or secondary fresh meat supplier. Prefco's direct sales force contacts its customers on a daily basis. The Company delivers product using refrigerated trucks, generally within one to three days of receiving an order.

     Prefco also markets and distributes its own Blue Ribbon(R) and Blue Ribbon Texas Traditions dinner entrees, bacon, sausage and sliced luncheon meats to the retail grocery trade. Orders are received by the direct sales force and from the sales force managing the route sales vehicles. The business has historically engaged in significant radio and television advertising in the Houston market.

     Carlton solicits and receives customer orders for branded product through direct salespeople as well as through third-party food brokers and by telephone and facsimile transmission. Relationships with private label customers are generally established at the senior management level, although recurring orders from such customers are normally received over the telephone or facsimile machine by clerical staff. Branded and private label orders are generally filled within one to seven days and are either delivered on one of Carlton's refrigerated vehicles, by common carrier, or are picked up by customers.

     Richard's employs a route delivery sales force. Orders are taken by the route salespeople and filled immediately from stock on board the route sales trucks. The subsidiary engages in promotions, including in-store sampling, as well as in print advertising. All customers are located within the state of Louisiana.

     Grogan's employs a route delivery sales force. Orders are taken by the route salespeople and filled immediately from stock onboard the route sales trucks. In addition, Grogan's sells approximately 7% of its product to third party distributors. The Company engages in promotions, including in-store sampling, as well as in print, radio and television advertising. Customers are located in Kentucky, Illinois, Indiana, Mississippi, Tennessee, and Arkansas.

     Potter employs a route delivery sales force. Orders are taken by the route salespeople and filled immediately from stock on board the route sales trucks. In addition, Potter sells approximately 50% of its product to third party distributors. The Company engages in promotions, including in-store sampling, as well as in print, radio and television advertising. Customers are located in Arkansas, Oklahoma and Texas.

     One food distribution customer, Sam's Club Inc., accounted for approximately 43% of the Company's total net sales during 1999 and 1998. No other customer accounted for more than 10% of total net sales during either year.


                                ASSET MANAGEMENT

     Accounts Receivable. Sales are made almost exclusively on account, and accounts receivable typically average 15 to 20 days.

     Inventory. The Company maintains its inventory at the manufacturing facilities operated by Carlton in New Braunfels, Texas, by Richard's in Church Point, Louisiana, by Grogan's in Arlington, Kentucky, by Potter in Durant, Oklahoma and Malvern, Arkansas and at two distribution facilities operated by Prefco in Houston, Texas. The Company generally maintains an average of eight to ten days of inventory on hand which reflects approximately six days of inventory at Prefco, approximately 25 days of inventory at Carlton, approximately ten to 15 days of inventory at Richard's and Grogan's and approximately 15 days of inventory at Potter. The Company typically places purchase orders to its suppliers by telephone and by facsimile on a daily basis. Orders are placed both on an as-needed basis and on a scheduled basis in anticipation of future demand. Orders are usually filled within one to ten days, and products are transported to the Company's warehouses by common carrier.


                                   COMPETITION

     Food Distribution. Through Prefco, the Company believes that it is the second largest of four major boxed meat distributors in the Houston market. Although this segment of the food industry is extremely competitive, the Company believes it has generally succeeded in distinguishing itself through a high level of customer service.

     Food Processing. Through Potter, Prefco, Carlton, Richard's and Grogan's, the Company competes with several branded meat companies, and its brands compete with a wide variety of both regional and national brands. Among the competitive brands are Decker, J. Bar B., Hilshire Farms, Hormel, Bryan, Bob Evans and Jimmy Dean. The Company's Carlton(TM) and Country Boy(TM) brands of smoked sausage are sold principally in the Dallas, San Antonio and Austin markets and currently have limited market share. The Company's Blue Ribbon(R) brand currently represents the best selling brand of bacon in the Houston market. The Company's packaged, sliced luncheon meats and entrees were introduced to the Houston market in 1995 and 1998, respectively, and currently have limited market share. The Company's Richard's(TM), Richard's Cajun Favorites, Grogan's(TM) and Partin's(TM) brands enjoy a strong regional share within their respective markets. Through Carlton and Potter, the Company manufactures smoked sausage and meat products on a private label basis for other branded food companies and, on a limited basis, for supermarkets and restaurants. The Company believes that it enjoys a strong reputation for innovation and responsiveness in creating original recipes for such customers. The Company competes with a wide variety of manufacturers, many of whom are significantly larger and may have greater manufacturing capacity and capital.

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


                                    EMPLOYEES

     The Company currently has approximately 65 employees at Prefco, approximately 75 employees at Carlton, approximately 65 employees at Richard's, approximately 30 employees at Grogan's and approximately 275 employees at Potter. The Company uses temporary employees from time to time.

     The Company believes that its relations with employees are good. The Company has never suffered a material work stoppage or slow down.

ITEM 2.  PROPERTIES

     Prefco. The Company leases a 30,000 square foot refrigerated warehouse in Houston. The lease for this facility expires in November 2000. In addition, Prefco also leases a 5,000 square foot office facility, the lease for which expires September 30, 2000, with a three-year renewal option.

     Carlton. The Company leases a 20,000 square foot manufacturing facility and a 2,000 square foot office facility in New Braunfels, Texas. The lease on the manufacturing facility expires in September 2000, with two five-year renewal options, and the lease on the office facility is on a month to month basis.

     Richard's. The Company owns a 12,500 square foot manufacturing facility in Church Point, Louisiana.

     Grogan's. The Company owns an 11,000 square foot manufacturing facility in Arlington, Kentucky.

     Potter. The Company owns a 120,000 square foot rendering, processing, distribution, warehouse and administrative facility in Durant, Oklahoma. In addition, the Company owns a 6,800 square foot distribution facility in Malvern, Arkansas.


ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

                            AGE OF
     NAME OF OFFICER        OFFICER  OFFICES HELD AND BUSINESS EXPERIENCE FOR LAST FIVE YEARS
--------------------------  -------  --------------------------------------------------------
Merrick M. Elfman             41     Chairman since July 1996 and a Director
                                     since 1993. Mr. Elfman is Chairman of Gray
                                     Supply Company, Inc., a privately-held
                                     distributor of specialty lighting products,
                                     and Carlton Foods, which is now a
                                     subsidiary of the Company, Vice-Chairman of
                                     International Collectors Society LP, a
                                     privately-held collectibles company, and a
                                     director of Becker Group, Ltd., a
                                     privately-held company in the mall
                                     decorations business. Mr. Elfman is the
                                     founder of Elfman Venture Partners, Inc., a
                                     private investment firm of which he has
                                     been President since 1987.


Alan F. Sussna                43     Director, President and Chief Executive
                                     Officer since March 1996. Mr. Sussna is
                                     also a director of International Collectors
                                     Society LP, a privately-held collectibles
                                     company, and Becker Group, Ltd., a
                                     privately-held company in the mall
                                     decorations business, positions he has held
                                     since June 1998 and December 1998,
                                     respectively. From October 1991 through
                                     October 1995, Mr. Sussna was a director of
                                     Bain & Company, a consulting firm. Through
                                     his association with Bain & Company and as
                                     a partner in the consulting firm of
                                     McKinsey & Company, he has opened offices
                                     as well as led those firms' Consumer Goods
                                     practices. Mr. Sussna has also held
                                     industry positions as Executive Vice
                                     President-- Sales and Marketing for Jim
                                     Beam Brands and in product management at
                                     Frito-Lay, Inc.

Thomas M. Dalton              51     Senior Vice President and Chief Financial
                                     Officer since April 1998. Mr. Dalton served
                                     as a director, Executive Vice President and
                                     Chief Financial Officer of the Richelieu
                                     Group, a privately-held company with nine
                                     operating subsidiaries in food processing
                                     and distribution from 1985 to 1993. From
                                     1994 through 1998, Mr. Dalton served as a
                                     director, Chief Executive Officer and Chief
                                     Financial Officer of SNA Inc., a food
                                     processing and distribution company, and
                                     has been a director of Duo-Fast
                                     Corporation, a privately-held manufacturer
                                     and distributor of tools and fasteners
                                     since 1997.

Steve Englander               44     Chief Marketing Officer since August 1998.
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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock is principally traded on the American Stock Exchange ("AMEX") under the symbol "ABR." The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as reported by AMEX.

==========================================================================
           STOCK PRICES                          STOCK PRICES
--------------------------------------------------------------------------
                 High       Low                       High        Low
--------------------------------------------------------------------------
1998                                 1999
--------------------------------------------------------------------------
1st Quarter     3 7/8     2 15/16    1st Quarter        3       1 15/16
--------------------------------------------------------------------------
2nd Quarter     3 1/2       2        2nd Quarter      2 3/4      2 1/16
--------------------------------------------------------------------------
3rd Quarter     3 1/8      2 1/4     3rd Quarter      2 1/2     1 7/8
--------------------------------------------------------------------------
4th Quarter     2 7/8      1 7/8     4th Quarter      2 1/8      1 3/8
==========================================================================

     As of March 24, 2000, there were approximately 167 shareholders of record of the Company's Common Stock. The Company has not paid any cash dividends since its initial public offering. The Company anticipates that earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on the Common Stock will be paid in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data for the Company are based on the consolidated financial statements of the Company. The Company's financial statements as of December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999, including the notes thereto and the related report of KPMG LLP and Arthur Andersen LLP, independent certified public accountants, are included elsewhere in this Form 10-K.

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company contained elsewhere in this Form 10-K.


                                                            (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                                                      YEARS ENDED DECEMBER 31,
                                                       1995         1999        1996         1997            1998
                                                       ----         ----        ----         ----            ----
INCOME STATEMENT DATA
Net sales                                             $    --    $133,878     $151,049     $180,818       $196,699
Income from continuing operations                     $    --         440          434        1,820          1,261
Income (loss) from discontinued operations,
     including loss on disposal                        (3,091)        455          (77)      (1,301)           (72)
Net income (loss)                                      (3,091)        896          357          324          1,189
Basic income per common share from continuing
     operations                                            --        0.08         0.06         0.25           0.18
Diluted income per common share from continuing
     operations                                            --        0.08         0.06         0.24           0.18
Basic and diluted net income (loss) per common share    (1.23)       0.17         0.05         0.04           0.17
------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                          $ 1,320      32,823       33,245       45,665         44,551
Long-term obligations                                      --          --        6,270       18,514         17,426




In 1995, the Company consisted solely of the beverage division. During the fourth quarter of 1998, the Company decided to dispose of its beverage division. The beverage division has been treated as a discontinued operation and prior years' financial statements have been restated.

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

     In order to acquire and operate its food businesses, the Company formed four new subsidiaries during 1996: Prefco Corp., Carlton Foods Corp., Richard's Cajun Foods Corp., and Grogan's Farm, Inc. In 1998, the Company formed a fifth new subsidiary, Potter Sausage Company, to acquire the business of J.C. Potter Sausage Company and affiliates.

     In conjunction with the new corporate strategy, during 1998 the Company completed the sale of substantially all the assets of its beverage division, which operated as a distributor of non-alcoholic beverages in the Baltimore and Washington D.C. metropolitan areas. The disposition occurred in three transactions on December 1, 1998, January 11, 1999 and February 2, 1999.

     RESULTS OF OPERATIONS

     All of the acquisitions in 1996 and 1998 were recorded utilizing the purchase method of accounting. Therefore, results of the acquired businesses prior to the effective date of such acquisitions are not included in the Company's results of operations. The beverage division has been accounted for as a discontinued operation and prior year's financial statements have been restated. The discussion of results of operations below excludes the results of the beverage division.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net Sales. Net sales increased by $15.9 million or 8.8% from $180.8 million for the year ended December 31, 1998 to $196.7 million for the year ended December 31, 1999. The increase in net sales was primarily due to the impact of the acquisition of Potter, which the Company acquired on March 20, 1998, and the introduction of new branded product lines in key markets.

     Gross Profit. Gross profit increased by approximately $2.0 million or 8.4% from $23.9 million for the year ended December 31, 1998 to $25.9 million for the year ended December 31, 1999. Gross profit as a percentage of net sales was 13.2% for both the year ended December 31, 1998 and 1999. The dollar increase primarily reflects the impact of the Potter acquisition. Pork prices have a significant impact on the Company's cost of goods sold and lower pork prices during 1998 favorably impacted gross profit as compared to 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million or 8.4% from $19.8 million for the year ended December 31, 1998 to $21.4 million for the year ended December 31, 1999. As a percentage of net sales, selling, general and administrative expenses were 10.9% for both the year ended December 31, 1998 and 1999. This dollar increase is attributable primarily to the increase in net sales.

     Income from Operations. Income from operations increased $0.3 million from $4.2 million for the year ended December 31, 1998 to approximately $4.5 million for the year ended December 31, 1999. This increase is attributable to factors discussed above.

     Interest Expense. Interest expense increased $0.3 million from $2.2 million for the year ended December 31, 1998 to $2.5 million for the year ended December 31, 1999. This increase was primarily attributable to increased levels of debt (and the related amortization of deferred financing costs and note discounts) that were necessary to finance the acquisition of Potter.

     Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants was estimated using a Black-Scholes option-pricing model. During the years ended December 31, 1998 and 1999, the Company recorded no additional interest expense as the estimated fair value of the warrants did not exceed the carrying value of the warrants.

     Income from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes was $2.3 million for the years ended December 31, 1998 and 1999.

     Income Taxes. The effective tax rate differs from the statutory rate primarily because of state income taxes, the non-deductibility of goodwill amortization and, in 1998, the reduction of the deferred tax asset valuation allowance of $462,500.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Net sales increased by $29.8 million or 19.7% from $151.0 million for the year ended December 31, 1997 to approximately $180.8 million for the year ended December 31, 1998. The increase in net sales was primarily due to the impact of the acquisition of Potter, which increased net sales for 1998 by $26.4 million. The remainder of the increase relates primarily to introduction of new branded product lines.

     Gross Profit. Gross profit increased by approximately $10.5 million or 78.3% from $13.4 million for the year ended December 31, 1997 to approximately $23.9 million for the year ended December 31, 1998. Gross profit as a percentage of net sales increased from 8.9% for the year ended December 31, 1997 to 13.2% for the year ended December 31, 1998. These increases primarily reflect the impact of acquisitions and the availability of certain of the Company's raw materials at prices below those paid in 1997. Pork prices have a significant impact on the Company's cost of goods sold and lower pork prices during 1998 favorably impacted gross profit as compared to 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.0 million or 67.9% from $11.8 million for the year ended December 31, 1997 to approximately $19.8 million for the year ended December 31, 1998. As a percentage of net sales, selling, general and administrative expenses increased from 7.8% to 10.9%. This increase was primarily attributable to the larger percentage of branded product sales in 1998, which generally require higher selling, general and administrative expenses per dollar of sales, primarily related to increased advertising support.

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

     Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants was estimated using a Black-Scholes option-pricing model. During the year ended December 31, 1998, the Company recorded no additional interest expense as the estimated fair value of the warrants did not exceed the carrying value of the warrants.

     Income from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes increased $1.8 million from $0.5 million for the year ended December 31, 1998 to $2.3 million for the year ended December 31, 1998. This increase reflects the factors discussed above.

     Income Taxes. The effective tax rate differs from the statutory rate primarily because of state income taxes, the non-deductibility of goodwill amortization and the reduction of the valuation allowance of $226,000 and $462,500 in 1997 and 1998, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the year ended December 31, 1997 was $5.2 million. The cash generated from operating activities was primarily the result of income from continuing operations, depreciation and amortization, a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in inventory. Net cash provided by operating activities for the year ended December 31, 1998 was $3.9 million. This amount was principally the result of income from continuing operations, depreciation and amortization, and an increase in accrued expenses, partially offset by an increase in accounts receivable and a decrease in accounts payable. Net cash provided by operating activities for the year ended December 31, 1999 was $5.1 million. This amount was principally the result of income from continuing operations, depreciation and amortization, a decrease in accounts receivable and an increase in accounts payable, partially offset by a decrease in accrued expenses.

     Cash used in investing activities for the years ended December 31, 1997, 1998 and 1999 was $0.8 million, $13.6 million and $1.9 million, respectively, which was primarily related to capital expenditures and in 1998 the cash paid for the acquisition of Potter.

     Cash used in financing activities in the year ended December 31, 1997 was $1.8 million, primarily related to the decrease in the Company's bank overdraft and payments under term debt and notes payable, offset by cash received from the issuance of common stock. Cash provided by financing activities in the year ended December 31, 1998 was $8.9 million, principally affected by the borrowings under the term debt and notes payable to finance the acquisition of Potter and an increase in the bank overdraft. These amounts were partially offset by payments of term debt and notes payable under the line of credit. Cash used in financing activities in the year ended December 31, 1999 was $4.1 million, principally affected by the payments of term debt and notes payable under the line of credit, the repurchase of the Company's common stock and a decrease in the bank overdraft.

     In the first quarter of 1998, the Company acquired substantially all of the assets of Potter, a branded food processing company located in Durant, Oklahoma in consideration for approximately $13.0 million cash, assumed liabilities and related transaction costs. In connection with this acquisition, the Company borrowed approximately $6.5 million in senior subordinated debt from Banc One Capital Corporation ("Senior Subordinated Note"). This Senior Subordinated Note included detachable common stock warrants with a put option. The Company also refinanced its line of credit and term debt through Fleet Capital ("Fleet Facility"). The Fleet Facility provided a line of credit balance as of March 31, 1998, of approximately $7 million, which was $0.4 million greater than the balance previously outstanding under the existing line of credit facility.

     As of December 31, 1998 and 1999, the Company had outstanding under the Fleet Facility approximately $10.3 million and $8.9 million, respectively, in term debt and approximately $1.6 million and $0.8 million, respectively, in line-of-credit borrowings. The Company owed $6.5 million to Banc One under the Senior Subordinated Note, and approximately $2.7 million of subordinated debt to former owners of Prefco, Richard's, Grogan's and Partin's. The Senior Subordinated Note bears interest at 10% per annum. The subordinated debt owed to former owners bears interest at an average rate of approximately 7.7% per annum. The term debt and line of credit agreement under the Fleet Facility bear annual interest at either the bank's prime rate plus 1% (9.00% and 9.50% at December 31, 1998 and 1999, respectively) or adjusted LIBOR plus 2.5%, at the Company's option.

     Warrants issued in conjunction with the Senior Subordinated Note provide that on the occurrence of a Put Trigger Event (defined below), if the average trading volume of the Company's stock for four consecutive weeks is less than 15% of the number of shares issuable to the holder of the put warrants, such holders would have a thirty day right to require the Company to redeem the warrants for a cash amount equal to the greater of a cash flow formula (defined in the Warrant Agreement) or the fair market value of the underlying shares based upon an appraisal, in each case, net of an exercise price of $3.38 per share. For these purposes, a "Put Trigger Event" would occur upon the earlier of certain events, including the fifth anniversary of the warrants, a sale of all or substantially all of the assets of the Company, or a business combination in which the Company is not the surviving corporation.

     If the holder of the warrants exercises the put option, the Company's ability to satisfy such obligation will depend on its ability to raise additional capital. The Company's ability to secure additional capital at such time will depend upon the Company's overall operating performance, which will be subject to general business, financial, competitive and other factors affecting the Company and either the processed meat distribution industry, certain of which factors are beyond the control of the Company. No assurance can be given that the Company will be able to raise the necessary capital on terms acceptable to the Company, if at all, to satisfy the put obligation in a timely manner. If the Company is unable to satisfy such obligation, the Company's business, financial condition and operations will be materially and adversely effected.

     As of December 31, 1999, the Company believes that cash generated from operations and bank borrowings will be sufficient to fund its debt service, working capital requirements and capital expenditures as currently contemplated for 2000. However, the Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's ability to continue to comply with covenants in the Fleet Facility. The Company's ability to continue to comply with the covenants in the Fleet Facility will depend on a number of factors, certain of which are beyond the Company's control, including but not limited to, successful integration of acquired businesses and implementation of its business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on its future operating performance. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the Fleet Facility.

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

     The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants was estimated using a Black-Scholes option-pricing model. During the years ended December 31, 1998 and 1999, the Company recorded no additional interest expense as the estimated fair value of the warrants did not exceed the carrying value of the warrants.

     The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.


YEAR 2000

     The "Year 2000 Issue" is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. These two-digit computer systems are unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

     The transition to the year 2000 was uneventful to the Company. There were no disruptions from external forces such as utility or transportation companies or any other related service interruptions. Vendors and customers that are critical to the Company's businesses experienced no interruptions in their respective businesses, and consequently the Company's results of operations, liquidity and financial condition were unaffected. The costs paid to third parties in connection with the Company's review of its information technology were approximately $225,000.


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1999 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and now effective under SFAS 137 beginning after June 15, 2000. The Company is required to comply with SFAS in fiscal 2001. The Company generally does not use derivative financial instruments and other than the warrants with a put option, there were no such instruments outstanding as of December 31, 1999. The Company is evaluating the effect of SFAS 133 on its accounting policy related to derivative financial instruments.

FORWARD LOOKING STATEMENTS

     The Company wants to provide stockholders and investors with more meaningful and useful information. Therefore, this Annual Report on Form 10-K contains forward-looking information and describes the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward looking" statements by words such as "believes," "estimates," "expects," "will depend" and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of the Company's business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the warrants with the put option on the Company's net income and effective tax rate; the Company's ability to raise additional capital; sensitivity to such factors as weather and raw material costs; and the factors discussed above under the caption "Quantitative and Qualitative Disclosures About Market Risk." Readers are encouraged to review the Company's Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. The Company assumes no obligation to update the information contained in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's 1999 Financial Statements and the related Report of Independent Auditors are set forth on pages F-1 through F-21 of this Form 10-K.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2000 (the "2000 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to "Compensation" in the 2000 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to "Certain Transactions with Management and Others" in the 2000 Proxy Statement.

                                     PART IV

ITEM     14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (a) The following documents are filed as part of this Form 10-K:

                  1. The consolidated financial statements of the Company and its subsidiaries, together with the applicable reports of independent public accountants:
                                                                            Page
                           Independent Auditors' Report                      F-2

                           Report of Independent Public Accountants          F-3

                           Consolidated Balance Sheets - as of December 31, 1998
                           and 1999                                          F-4

                           Consolidated Income Statements - for the years ended
                           December 31, 1997, 1998 and 1999                  F-5

                           Consolidated Statements of Stockholders' Equity -
                           for the years ended December 31, 1997, 1998
                           and 1999                                          F-6

                           Consolidated Statements of Cash Flows - for the years
                           ended December 31, 1997, 1998 and 1999            F-7

                           Notes to Consolidated Financial Statements        F-8

                  2. The following exhibits are filed with this report or incorporated by reference as set forth below:

                  Exhibit
                  Number      Description

                  3.1 Certificate of Incorporation of the Company, including all amendments thereto (11)
                  3.2         By-Laws of the Company (1)
                  4.1         Specimen Stock Certificate (1)
                  4.2 Registration Rights Agreement between T. Rowe Price Strategic Partners Fund, L.P. and the Company (1)
                  4.3 Atlantic Premium Brands, Ltd. Employee Stock Purchase Plan dated November 1, 1997 (2)
                  4.4 $1.4 million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauly (4)
                  4.5         6.35% Subordinated  Non-Negotiable Promissory
                              Note due July 31, 2001 made by Richard's Cajun Foods Corp. and the Company in favor of J.L. Richard in the original principal amount of $850,000 (6)
                  4.6 8% Subordinated Non-Negotiable Promissory Note due September 30, 2001 made by Grogan's Merger Corp. in favor of Bobby L. Grogan and Betty R. Grogan in the original principal amount of $219,593 (6)

                  4.7 8% Subordinated Non-Negotiable Promissory Note due December 31, 2003 made by Grogan's Farm, Inc. in favor of Jefferson Davis and Roger Davis in the original principal amount of $219,593 (6)
                  4.8 Secured Promissory Note dated as of March 20, 1998 of the Company and certain of its subsidiaries payable to Fleet Capital Corporation in the original principal amount of $11,000,000 (6)
                  4.9 Loan and Security Agreement dated as of March 20, 1998 among Fleet Capital Corporation, the Company and certain of its subsidiaries (6)
                  4.10 Stock Pledge Agreement dated as of March 20, 1998 between the Company and Fleet Capital
                              Corporation (6)
                  4.11 Atlantic Premium Brands, Ltd. and Subsidiaries Senior Subordinated Note and Warrant Purchase Agreement dated as of March 20, 1998 among the Company, certain of its subsidiaries and Banc
                              One Capital Partners, LLC ("Banc One") (6)
                  4.12 Senior Subordinated Note due March 31, 2005 of the Company payable to Banc One dated as of March 20, 1998 in the original principal amount of $6,500,000 (6)
                  4.13 Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase Warrant of Banc One dated as of March 20, 1998 (6)
                  4.14 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Banc
                              One dated as of March 20, 1998 (6)
                  4.15        Put Option Agreement dated as of March 20, 1998
                              between the Company and Banc One (6)
                  4.16        Registration Rights Agreement dated as of March
                              20, 1998 between the Company and Banc One (6)
                  4.17 Shareholders Agreement dated as of March 20, 1998 among the Company, certain of its shareholders and Banc One (6)
                  4.18 Preemptive Rights Agreement dated as of March 20, 1998 between the Company and Banc One (6)
                  4.19 Debt Subordination Agreement dated as of March 20, 1998 among Banc One Capital Partners, LLC, the Company, certain of its subsidiaries and Fleet Capital Corporation (6)
                  4.20 Lien Subordination Agreement dated as of March 20, 1998 between Fleet Capital Corporation and Banc One Capital Partners, LLC (6)
                  10.1 Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M. Taslitz, Douglas L. Becker and R. Christopher Hoehn-Saric
                              (1)
                  10.2 Consulting Agreement dated March 15, 1996 by and between the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc. (3)
                  10.3 Amendment to Consulting Agreement dated as of October 16, 1996 among the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc.
                              (6)
                  10.4 Second Amendment to Consulting Agreement dated as of September 7, 1997 among the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc.
                              (6)
                  10.5 Third Amendment to Consulting Agreement dated as of December 1, 1998 among the Company, Sterling Advisors, L.P. and Elfman Ventures Partners, Inc.
                              (10)
                  10.6        Form of Tax Indemnification Agreement (1)
                  10.7 Stock Purchase Agreement dated as of January 23, 1996 among the Company, ABEV Acquisition Corp., Franklin Roth and Allen Pauly (4)

                  10.8        Asset Purchase Agreement dated as of March 6, 1998
                              among Potter's Acquisition Corp., J.C. Potter
                              Sausage Company, Potter's Farm, Inc., Potter
                              Rendering Co. and Potter Leasing Company, Ltd. (6)
                  10.9        Asset Purchase Agreement dated as of November 24,
                              1998 between the Company and Canada Dry Potomac
                              Corporation (9)
                  10.10       Asset Purchase Agreement dated February 2, 1999
                              between the Company and Master Distributors, Inc.
                              (9)
                  10.11       Stock Purchase Agreement dated April 23, 1999
                              among the Company and Bobby L. Grogan and Betty
                              Ruth Grogan (12)
                  10.12       The Company's 1999 Amended and Restated Stock
                              Option Plan (11)
                  10.13       Employment Agreement dated October 29, 1996
                              between the Company and Alan F. Sussna (5)
                  10.14       Employment Agreement dated as of April 6, 1998
                              between the Company and Thomas M. Dalton (7)
                  10.15       Employment Agreement dated August 10, 1998 between
                              the Company and Steven Englander (8)
                  21          Subsidiaries of the Company (6)
                  23.1        Consent of KPMG LLP (*)
                  23.2        Consent of Arthur Andersen LLP (*)
                  27          Financial Data Schedule (*)

------------------
* Filed herewith
(1) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Form S-8 Registration Statement No. 333-39561 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 15, 1996, filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.
(9) Filed as an exhibit to the Company's Current Report on Form 8-K dated February 2, 1999, filed with the Securities and Exchange Commission on February 16, 1999, and incorporated herein by reference.
(10) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.
(12) Filed as an exhibit to the Company's Current Report on Form 8-K dated May 21, 1999, filed with the Securities and Exchange Commission on May 24, 1999, and incorporated herein by reference.

        (b) Reports on Form 8-K:

            On December 7, 1999, the Company filed a Current Report on Form 8-K dated November 30, 1999 disclosing Item 5, the Company's announcement that the Board of Directors authorized the purchase of up to $0.5 million of the Company's common stock in the open market or in privately negotiated transactions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATLANTIC PREMIUM BRANDS, LTD.


                                        By:     /s/ Thomas M. Dalton
                                             ---------------------------
                                             Thomas M. Dalton
                                             Senior Vice President
                                             and Chief Financial Officer
Dated as of March 29, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                      TITLE                                  DATE
               ---------                                      -----                                  ----
                                             Director                                           March ___, 2000
-----------------------------------------
             Eric D. Becker


         /s/ Thomas M. Dalton                Senior Vice President and Chief Financial          March 29, 2000
-----------------------------------------    Officer (principal financial and
            Thomas M. Dalton                 accounting officer)


         /s/ Merrick M. Elfman               Director                                           March 29, 2000
-----------------------------------------
           Merrick M. Elfman


           /s/ Brian Fleming                 Director                                           March 29, 2000
-----------------------------------------
             Brian Fleming


           /s/ John T. Hanes                 Director                                           March 29, 2000
-----------------------------------------
             John T. Hanes


            /s/ Rick Inatome                 Director                                           March 29, 2000
-----------------------------------------
              Rick Inatome


         /s/ G. Cook Jordan, Jr.             Director                                           March 29, 2000
-----------------------------------------
          G. Cook Jordan, Jr.


           /s/ John A. Miller                Director                                           March 29, 2000
-----------------------------------------
             John A. Miller


           /s/ Alan F. Sussna                Chief Executive Officer and Director               March 29, 2000
-----------------------------------------    (principal executive officer)
             Alan F. Sussna

           /s/ Steven M. Taslitz             Director                                           March 29, 2000
-----------------------------------------
           Steven M. Taslitz


                          ATLANTIC PREMIUM BRANDS, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

Independent Auditors' Report                                                F-2

Report of Independent Public Accountants                                    F-3

Consolidated Balance Sheets - as of December 31, 1998 and 1999              F-4

Consolidated Income Statements - for the years ended
  December 31, 1997, 1998 and 1999                                          F-5

Consolidated Statements of Stockholders' Equity - for the years ended
  December 31, 1997, 1998 and 1999                                          F-6

Consolidated Statements of Cash Flows - for the years ended
  December 31, 1997, 1998 and 1999                                          F-7

Notes to Consolidated Financial Statements                                  F-8

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Atlantic Premium Brands, Ltd.:

We have audited the accompanying consolidated balance sheets of Atlantic Premium Brands, Ltd. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated balance sheet of Atlantic Premium Brands, Ltd. and subsidiaries as of December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1997, were audited by other auditors whose report thereon dated March 20, 1998 (except with respect to the matter discussed in Note 3, as to which the date is March 25, 1999), expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Premium Brands, Ltd. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/ KPMG LLP


Chicago, Illinois
March 16, 2000

                       [Letterhead of Arthur Andersen LLP]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Atlantic Premium Brands, Ltd.:


We have audited the accompanying consolidated balance sheet of Atlantic Premium Brands, Ltd. (a Delaware corporation), and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Premium Brands, Ltd. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                          /s/ Arthur Andersen LLP

Baltimore, Maryland,
  March 20, 1998 (except with
  respect to the matter discussed
  in Note 3, as to which the date
  is March 25, 1999)

                          ATLANTIC PREMIUM BRANDS, Ltd.

                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                    December 31,
                                                                 1998          1999
                          ASSETS
Current assets:
  Cash                                                         $  1,774       $ 1,841
  Accounts receivable, net of allowance for doubtful
    accounts of $247 and $348, respectively                      10,437         9,623
  Inventory                                                       4,457         5,610
  Prepaid expenses and other current assets                         235           475
  Deferred income taxes                                             544           587
  Net assets of discontinued operations                           1,240           276
                                                               --------       -------
      Total current assets                                       18,687        18,412

Property, plant and equipment, net                               12,288        12,549
Intangible assets, net                                           13,517        13,153
Other assets, net                                                   605           437
Deferred tax assets                                                 568             -
                                                               --------       -------
      Total assets                                             $ 45,665       $44,551
                                                               ========       =======
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                               $  4,073       $ 2,963
  Notes payable under line of credit                              1,579           751
  Current maturities of long-term debt                            1,378         1,964
  Accounts payable                                                5,608        10,572
  Income taxes payable                                               79             -
  Accrued expenses                                                4,602         1,222
                                                               --------       -------
      Total current liabilities                                  17,319        17,472

Long-term debt, net of current maturities                        17,079        15,986
Deferred income taxes                                                 -             5
Put warrants                                                      1,435         1,435
                                                               --------       -------
      Total liabilities                                          35,833        34,898

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued or outstanding                            -             -
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 7,412,583 and 6,845,069 shares
    issued and outstanding, respectively                             74            68
  Additional paid-in-capital                                     12,260        10,898
  Accumulated deficit                                            (2,502)       (1,313)
                                                               --------       -------
      Total stockholders' equity                                  9,832         9,653
                                                               --------       -------
      Total liabilities and stockholders' equity               $ 45,665       $44,551
                                                               ========       =======


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, Ltd.

                         Consolidated Income Statements
                 (in thousands, except share and per share data)


                                                                    December 31,
                                                        1997            1998              1999
                                                        ----            ----              ----
Net sales                                            $  151,049     $   180,818     $  196,699
Cost of goods sold                                      137,617         156,870        170,751
                                                     ------------------------------------------
   Gross profit                                          13,432          23,948         25,948
Selling, general and administrative
   expenses:
 Salaries and benefits                                    4,373           8,537          9,875
 Other operating expenses                                 6,377           9,593          9,449
 Depreciation and amortization                            1,041           1,663          2,123
                                                     ------------------------------------------
   Total selling, general and
    administrative expenses                              11,791          19,793         21,447
                                                     ------------------------------------------
   Income from operations                                 1,641           4,155          4,501
Interest expense                                          1,495           2,206          2,491
Other income, net                                           368             321            337
                                                     ------------------------------------------
   Income from continuing operations
    before income taxes                                     514           2,270          2,347
Income tax expense                                          (80)           (450)        (1,086)
                                                     ------------------------------------------
   Income from continuing
    operations                                              434           1,820          1,261
Discontinued operations:
   Loss from discontinued operations                        (77)           (742)           (72)
   Loss on disposal of discontinued operations                -            (559)             -
                                                     ------------------------------------------
Income before extraordinary loss                            357             519          1,189
Extraordinary loss                                            -             195              -
                                                     ------------------------------------------
Net income                                           $      357     $       324     $    1,189
                                                     ------------------------------------------


Weighted average common shares:
  Basic                                               6,846,013       7,384,372      7,054,284
                                                     ------------------------------------------
  Diluted                                             7,102,850       7,576,236      7,193,748
                                                     ------------------------------------------

Income per common share:
 Basic
  Income from continuing
   operations                                        $     0.06     $    0.25       $     0.18
  Loss from discontinued operations,
   including loss on disposal                             (0.01)        (0.18)           (0.01)
  Extraordinary loss                                          -         (0.03)               -
                                                     -----------------------------------------
 Net income                                          $     0.05     $    0.04       $     0.17
                                                     -----------------------------------------
 Diluted:
  Income from continuing
   operations                                        $     0.06     $    0.24       $     0.18
  Loss from discontinued operations,
   including loss on disposal                             (0.01)        (0.17)           (0.01)
  Extraordinary loss                                          -         (0.03)               -
                                                     -----------------------------------------
 Net income                                          $     0.05     $    0.04       $     0.17
                                                     -----------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, Ltd.

                 Consolidated Statements Of Stockholders' Equity
                                 (in thousands)


                                                                                   Additional       Total
                                                     Common Stock      Paid-in     Accumulated   Stockholders'
                                                   Shares     Amount    Capital       Deficit       Equity
                                                   ------     ------    -------       -------       ------
Balance, December 31, 1996                          6,397     $ 64     $ 9,723     $ (3,183)      $ 6,604
  Issuance of common stock
    through private placement, net                    977       10       2,378            -         2,388
  Issuance of stock options to non-employee             -        -          40            -            40
  Net income                                            -        -           -          357           357
                                                   ------------------------------------------------------
Balance, December 31, 1997                          7,374       74      12,141       (2,826)        9,389
  Issuance of common stock in
    connection with employee stock
    purchase plan                                      27        -          60            -            60
  Exercise of stock options                            12        -          46            -            46
  Issuance of stock options to non-employee             -        -          13            -            13
  Net income                                            -        -           -          324           324
                                                   ------------------------------------------------------
Balance, December 31, 1998                          7,413       74      12,260       (2,502)        9,832
  Repurchase and retirement of common stock          (579)      (6)     (1,381)           -        (1,387)
  Issuance of common stock in
    connection with employee stock
    purchase plan                                      11        -          19            -            19
  Net income                                            -        -           -        1,189         1,189
                                                   ------------------------------------------------------
Balance, December 31, 1999                          6,845     $ 68    $ 10,898     $ (1,313)      $ 9,653
                                                   ======================================================


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, Ltd.
                      Consolidated Statements Of Cash Flows
                                 (in thousands)


                                                         December 31,

                                                   1997         1998        1999

                                                   ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    357    $    324    $  1,189
  Adjustments to reconcile net
      income to net cash provided
      by (used in) operating activities,
      net of assets and liabilities of
      acquired businesses
    Loss on disposal of discontinued
      operations                                      -           559         -
    Loss from discontinued operations                  77         742          72
    Extraordinary loss                                -           195
    Depreciation and amortization                   1,041       1,370       2,123
    Amortization of debt discount
      and deferred financing costs                    214         293         246
    Deferred income taxes                             256        (269)         44
    Options issued to non-employee                     40          13         -
    Decrease (increase) in accounts
      receivable, net                               1,471      (1,273)        814
    Decrease (increase) in inventory                 (319)        484      (1,153)
    Decrease (increase) in prepaid
      expenses and other current assets              (145)        154         243
    Increase (decrease) in accounts
      payable                                       2,401      (1,486)      4,964
    Increase (decrease) in accrued
      expenses and income taxes payable              (180)      2,794      (3,459)
                                                ---------------------------------
Net cash provided by
  operating activities                              5,213       3,900       5,083
                                                ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and
    equipment                                        (376)       (889)     (1,954)
  Proceeds from sale of property,
    plant and equipment                              --           179         105
  Cash paid for businesses acquired,
    including deferred acquisition fees and
    net of cash acquired                             (430)    (12,870)       --
  Other                                              --          --            (7)
                                                ---------------------------------
      Net cash used in investing activities          (806)    (13,580)     (1,856)
                                                ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank
    overdraft                                      (1,228)      2,670      (1,110)
  Payments under line of credit, net                 (417)     (5,260)       (175)
  Borrowings (payments) under term
    debt and notes payable, net                    (2,434)     11,761      (1,399)
  Payments of financing costs                        (135)       (352)       --
  Issuance of common stock                          2,388         107          19
  Repurchase of common stock                         --          --        (1,387)
                                                ---------------------------------
      Net cash provided by (used in) financing
        activities                                 (1,826)      8,926      (4,052)
                                                ---------------------------------
Net cash provided by (used in) discontinued
   operations                                      (2,525)      1,344         892
                                                ---------------------------------

NET INCREASE IN CASH                                   56         590          67
Cash, beginning of period                           1,128       1,184       1,774
                                                ---------------------------------
Cash, end of period                              $  1,184    $  1,774    $  1,841
                                                =================================

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

The Company records sales when product is delivered to the customers. Discounts provided, principally based on volume, are recorded as reductions of sales at the time of the sale.

CASH

Cash consists of cash held in various deposit accounts with financial institutions. As of December 31, 1999, $246 was restricted to meet minimum balance funding requirements.

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

INTANGIBLE ASSETS

The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit, which range from 10 to 40 years. Amortization expense for each of the years ended December 31, 1997, 1998 and 1999 was $350, $465 and $570, respectively. Accumulated amortization as of December 31, 1998 and 1999 was $1,187 and $1,757, respectively. Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance of an intangible asset may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable.

ADVERTISING

Advertising expenditures are expensed in the period in which the advertising first takes place.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company selectively uses derivative financial instruments to manage its market and interest rate risk, however it does not use nor hold derivative positions for trading purposes. In 1998, the Company entered into a derivative financial instrument in connection with the issuance of warrants to purchase shares of common stock. The structure of the transaction, as discussed further in Note 10, requires that increases in the value of the common stock underlying the warrants be recognized currently as interest expense in the income statement. Subsequent to the effective date of this transaction, the market price of the Company's common stock was generally lower than the exercise price for the warrants, and accordingly, no interest expense was recorded for these warrants.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

SUPPLEMENTAL CASH FLOW INFORMATION

                                               CASH PAID           CASH PAID
                                               FOR TAXES          FOR INTEREST

         Year ended December 31, 1997
           Related parties                             -                 292
           Other                                     112               1,171
         Year ended December 31, 1998
           Related parties                             -                 200
           Other                                     414               1,968
         Year ended December 31, 1999
           Related parties                             -                 200
           Other                                     974               2,045

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

The sale was recorded in three separate transactions. Effective December 1, 1998, certain assets were sold for cash of approximately $2,200. Effective January 11, 1999, additional assets were sold for cash of approximately $900. Effective February 2, 1999, the Company completed its disposition of the beverage division when it sold the remaining assets and liabilities for approximately $400 in cash and notes.

In connection with the sale of the beverage division, the Company recorded liabilities related to severance, legal and accounting expenses, investment banking and lease obligations which have no future benefit. These expenses total $1,300 and include investment banking fees of $260 which were paid to related parties, Sterling Advisors, LP and Elfman Venture Partners, Inc., and the related liabilities are classified in accrued expenses in the accompanying consolidated balance sheet at December 31, 1998. These liabilities have been paid as of December 31, 1999.

Selected statements of income data for discontinued operations is as follows:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                       1997               1998            1999
--------------------------------------------------------------------------------

Net sales                             $21,150            19,597            -
Operating income (loss)                    78              (729)         (72)
Income tax benefit                         30               341            -
Loss from discontinued
   operations                             (77)             (742)         (72)
--------------------------------------------------------------------------------

Net assets of discontinued operations are as follows:

                                                           DECEMBER 31,
                                                     1998               1999
--------------------------------------------------------------------------------

Current assets                                     1,297                276
Property, plant and equipment, net                   334                  -
Other assets                                         370                  -
Current liabilities                                 (760)                 -
-------------------------------------------------------------------------------
Net assets of discontinued operations              1,240                276
-------------------------------------------------------------------------------

4. INVENTORY:

Inventory consisted of the following as of December 31:

                                              1998             1999
                                              ----             ----

         Raw materials                      $      140      $      423
         Finished goods                          2,998           3,821
         Packaging supplies                      1,319           1,366
                                            ----------      ----------
           Total                            $    4,457      $    5,610
                                            ==========      ==========

5. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment as of December 31, 1998 and 1999 are summarized as follows:

                                                            1998        1999
                                                            ----        ----

         Land                                             $     664   $    664
         Buildings and building improvements                  7,397      7,589
         Equipment and furniture                              4,564      5,334
         Leasehold improvements                                 475        499
         Vehicles                                             1,397      2,110
                                                          --------------------
                                                             14,497     16,196
         Less - accumulated depreciation and amortization    (2,209)    (3,647)
                                                          --------------------
         Property, plant and equipment, net               $  12,288   $ 12,549
                                                          ====================
Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was $691, $1,197 and $1,563, respectively.

6. ACQUISITIONS:

As of March 20, 1998, the Company acquired substantially all of the assets and certain liabilities of J.C. Potter Sausage Company (Potter) for approximately $10,500 in cash plus related transaction costs. At that time, an outstanding $7,450 term loan and $8,500 revolving line of credit were refinanced. The new debt consisted of an $11,000 term note, a $15,000 line of credit and a $6,500 senior subordinated note with detachable put warrants (see Note 10).

The acquisition was accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based upon fair values. The excess of the purchase price over the fair values of the tangible assets acquired and liabilities assumed has been recorded as goodwill and is being amortized on a straight-line basis over 5 years for the portion related to transaction costs and over 40 years for the remainder.

7. OTHER ASSETS:

Other assets are comprised of the following as of December 31, 1998 and 1999:

                                                              1998         1999
                                                              ----         ----

Deferred financing costs and intangible assets                599          614
Cash surrender value of life insurance and other assets        98           64
                                                            ------------------
                                                              697          678
Less - accumulated amortization                               (92)        (241)
                                                            ------------------
Other assets, net                                           $ 605        $ 437
                                                            ==================

Amortization of deferred financing costs of $176, $92 and $246 has been included within interest expense in the accompanying consolidated income statements for the years ended December 31, 1997, 1998 and 1999, respectively.

8. SIGNIFICANT SUPPLIERS AND CUSTOMERS:

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

For the year ended December 31, 1999, a single supplier provided approximately 17% of the Company's total product purchases. A single customer accounted for approximately 43% of the Company's net sales.

9. INCOME TAXES:

Income taxes (benefits) for the years ended December 31, 1997, 1998 and 1999, were allocated as follows:

                                                   1997       1998       1999
                                                   ----       ----       ----


Income from continuing operations                   (80)       (450)    (1,086)
Loss from discontinued operations                    30         341        -
Loss on disposal of discontinued operations           -         288        -
Extraordinary loss                                    -         122        -
                                                 ------------------------------
                                                 $  (50)        301     (1,086)
                                                 ==============================

Income taxes (benefits) consisted of the following:

                                            1997        1998     1999
                                            ----        ----     ----

Current:
         Federal                           $ (10)      (591)      (853)
         State                               (40)      (250)      (190)
Deferred:
         Federal                            (231)       (64)       (38)
         State                               (25)        (7)        (6)
                                           ----------------------------
                                            (306)      (912)    (1,086)
Decrease in valuation allowance              226        462         -
                                           ----------------------------
Total income taxes                         $ (80)      (450)    (1,086)
                                           ============================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1999 are presented below:

                                                             1998       1999
                                                             ----       ----

Deferred tax assets attributable to:
     Net operating loss carryforwards                      $   429    $   497
     Net liabilities related to discontinued
       operations                                              798          -
     Inventory                                                  61         63
     Accrued expenses                                          100        270
     Accounts receivable                                        94        136
     Other                                                      76        101
                                                           ------------------
           Net deferred tax assets                           1,558      1,067
                                                           ------------------
Deferred tax liabilities attributable to:
         Property, plant and equipment                         206        270
         Other                                                 242        215
                                                           ------------------
           Deferred tax liabilities                            447        485
                                                           ------------------
                                                           $ 1,112        582
                                                           ==================

As of December 31, 1999, the Company has approximately $1,300 of net operating loss carryforwards for tax purposes, expiring through 2010.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 1999. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward periods are reduced.

The items which gave rise to differences between income taxes in the consolidated income statements and income taxes computed at the Federal statutory rate are summarized below:

                                             1997          1998            1999
                                             ----          ----            ----

Statutory Federal income tax rate          (34.0)%      (34.0)%          (34.0)%
State income taxes, net of
  Federal income tax effect                 (3.3)        (5.0)            (5.5)
Nondeductible amortization of goodwill     (17.4)        (4.4)            (7.1)
Reduction of valuation allowance            43.9         20.4               -
Other                                       (4.8)         3.2              0.3
                                           -------------------------------------
Total                                      (15.6)%      (19.8)%          (46.3)%
                                           =====================================

10. DEBT AND EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT:

Long-term debt as of December 31, 1998 and 1999, consisted of the following:


                                                                 1998     1999
                                                                 ----     ----

Subordinated promissory note to former shareholders
   of Prefco, bearing interest at 9% annually,
   payable in quarterly installments of interest,
   with all outstanding principal and interest due
   March 2001                                                    1,400    1,400
Subordinated promissory note to former shareholder
   of Richard's, bearing interest at 6.35%
   annually, payable in quarterly installments
   of interest, with all outstanding principal and
   interest due July 2001                                          875      875

Subordinated promissory note to former
   shareholders of Grogan's, effective
   October 1998, bearing interest
   at 8% annually, payable in quarterly
   installments of interest, with all
   outstanding principal and interest
   due September 2001                                              200      200
Subordinated promissory note to former
   shareholders of Partin's, bearing interest
   at 8% annually, payable in quarterly installments
   of interest, with all outstanding principal and
   interest due December 2003                                      225      225
Senior subordinated note bearing interest at 10%,
   principal due in quarterly installments beginning
   June 30, 2003, with all outstanding principal and
   interest due March 31, 2005                                   6,500    6,500
Term note bearing interest at prime rate plus 1% or
   adjusted LIBOR plus 2.5%, principal due in varying
   amounts payable monthly through March 2003                   10,312    8,913
Capital lease obligations and other                                348      992
                                                              -----------------
   Total                                                        19,860   19,105
Less: Current maturities                                        (1,378)  (1,964)
   Unamortized debt discount                                    (1,403)  (1,155)
                                                              -----------------
   Long-term debt, net of current maturities and
         unamortized debt discount                            $ 17,079  $15,986
                                                              =================

The future maturities of long-term debt as of December 31, 1999, are as follows:

   2000                                                             $ 1,964
   2001                                                               4,882
   2002                                                               2,503
   2003                                                               5,549
   2004                                                               3,396
   2005 and thereafter                                                  811
                                                                    -------
                                                                    $19,105
                                                                    =======

In conjunction with the acquisition of J.C. Potter, on March 29, 1998, the Company refinanced its senior revolver and term debt. The new debt consists of an $11,000 term note, a $15,000 line of credit and a $6,500 senior subordinated note with detachable put warrants.

The term note bears interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%, at the Company's option. This loan is due in varying amounts payable monthly through March 2003 and is secured by substantially all the assets of the Company.

Under the terms of the line of credit agreement, which expires in March 2003, the Company is permitted to borrow up to $15,000, subject to advance formulas based on accounts receivable, inventory and letter of credit obligations outstanding. Amounts borrowed are due on demand and bear interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%. Interest is payable monthly and amounts are secured by substantially all the assets of the Company. The weighted average interest rates related to the line of credit existing at December 31, 1998 and 1999, were 8.53% and 8.98%, respectively. As of December 31, 1999, approximately $250 of standby letters of credit were outstanding under the line of credit facility.

The $6,500 senior subordinated note, maturing on March 31, 2005 bears interest at 10%. Principal is payable in quarterly installments beginning June 30, 2003. The subordinated debt was issued with detachable put warrants to purchase 666,947 shares of nonvoting common stock at $3.38 per share and a contingent warrant to purchase up to a maximum of 428,753 shares of nonvoting common stock at $3.38 per share based upon the equity value of the Company on certain dates. The warrants were recorded at an estimated fair value of $1,435, and the related discount on the senior subordinated note was recorded for the same amount. This discount is being amortized over the seven year term of the note as additional interest expense. Amortization of the debt discount was $160 and $247 for the years ended December 31, 1998 and 1999, respectively.

In connection with the Company's line of credit and term note agreements, the Company is required to meet certain financial and non-financial covenants.

In connection with the debt refinancing, the Company recorded an extraordinary loss of $195, net of an income tax benefit of $122, related to the write off of deferred financing costs. The Company incurred financing costs related to the new line of credit and term note which have been deferred and are being amortized over the terms of the related debt instruments.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts reported in the balance sheet for accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments.

Fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate face value of the Company's long-term debt as of December 31, 1998 and 1999, was $19,860 and $19,105, respectively. The face amount of the Company's long-term debt approximated its fair value as of December 31, 1998 and 1999.

Fair value of the put warrants is estimated using the Black-Scholes option pricing model. The carrying amount and fair value of the put warrants as of December 31, 1998 were approximately $1,435 and $751, respectively. The carrying amount and fair value of the put warrants as of December 31, 1999 were approximately $1,435 and $400, respectively.


12. INCOME PER COMMON SHARE:

The weighted average shares used to calculate basic and diluted income per common share for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                  1997        1998      1999
                                                  ----        ----      ----

      Weighted average shares outstanding
          for basic income per common share     6,846,013   7,384,372  7,054,284

      Dilutive effect of stock options            256,837     191,864    139,464
                                                --------------------------------
      Weighted average shares outstanding
          for diluted income per common share   7,102,850   7,576,236  7,193,748
                                                ================================

Options to purchase 1,199,659 shares of common stock at prices ranging from $2.50 to $6.50 per share were outstanding during 1998 and 1999, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average weighted market price of the common stock during the year.

Put warrants to purchase up to a maximum of 1,095,700 shares of common stock at $3.38 per share were outstanding as of December 31, 1998 and December 31, 1999, but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the weighted average market price of the common stock.

13. STOCK OPTIONS:

Prior to April 1999, the Company had a stock option plan (the Old Plan) and a Director's stock option plan (the Director Plan). In April 1999, the Company adopted a 1999 Amended and Restated Stock Option Plan (the Option Plan), which amended and restated both the Old Plan and the Director Plan into the Option Plan. The Plan authorizes the Company to grant, to eligible individuals, options for the purchase of shares of the Company's common stock.

Under the terms of the Option Plan, the Company may issue up to 3,000,000 options to directors, officers, advisors, full-time employees and other eligible individuals. In general, the option exercise price equals the stock's market price on the date of grant and the options vest during periods of up to ten years. Under the terms of the Option Plan, the Company issues 10,000 options to eligible outside directors at the beginning of each year of service. These options vest quarterly over one year. No compensation expense was recognized for the issuance of options under the Old Plan, the Director Plan or the Option Plan during 1997, 1998 and 1999.

The Company has elected to account for its stock-based compensation plans using the intrinsic value method. The Company has computed for pro forma disclosure purposes the value of all options granted subsequent to 1994, using the Black-Scholes option pricing model; the following assumptions were used for option grants:


                                             1998                    1999
                                             ----                    ----

Risk-free interest rate (range)          5.00% - 5.56%           5.56% - 5.75%
Expected dividend yield                      0.00%                   0.00%
Expected lives                             5-6 years               5-6 years
Expected volatility                           52%                     53%

Adjustments were made for options forfeited prior to vesting. Had compensation expense for these plans been determined based on the fair value at the grant date, the Company's net income and income per common share reflected on the accompanying consolidated income statements would have been reduced to the following pro forma amounts:

                                            1997          1998         1999
                                            ----          ----         ----

Net income:
      As reported                           $ 357        $ 324      $ 1,189
      Pro forma                               255           18          848
Basic income per common share:
      As reported                             .05          .04          .18
      Pro forma                               .04            -          .12
Diluted income per common share:
      As reported                             .05          .04          .18
      Pro forma                               .04            -          .12

Because the fair value method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

The following table summarizes option activity and related information.


                                         1997                         1998                         1999
                                              WEIGHTED                     WEIGHTED                     WEIGHTED
                                               AVERAGE                      AVERAGE                      AVERAGE
                                              EXERCISE                     EXERCISE                     EXERCISE
                                SHARES          PRICE        SHARES          PRICE        SHARES          PRICE
Outstanding, beginning
  of year                         693,236       $ 3.00         866,236        $2.98      1,653,192       $3.01
Granted                           178,400         2.89         845,491         3.01        310,571        2.33
Exercised                               -            -         (58,535)        2.40              -           -
Forfeited or expired               (5,400)        3.21               -            -       (259,104)       4.36
Outstanding, end
  of year                         866,236       $ 2.98       1,653,192         3.01      1,704,659        2.66
                                 =============================================================================
Exercisable, end
  of year                         552,344         3.34         692,410         3.30      1,136,852        2.39
Weighted average
  fair value of
  options granted                               $  .88                        $1.46                      $ .88

The Company has a Retirement Savings Plan (401(k) plan) whereby employees may contribute up to the limits established by the Internal Revenue Service. Matching contributions are made by the Company equal to 50% of employee contributions, subject to certain limitations. The Company's matching contributions during 1997, 1998 and 1999 were $58, 107 and $208, respectively.

During 1997, the Company approved an Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan qualified as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. All regular full-time employees, as defined, of the Company (including officers) are eligible to participate in the Stock Purchase Plan. Directors who are not employees are not eligible. A maximum of 250,000 shares of the Company's common stock is reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan allows the eligible employees to purchase common stock of the Company, through payroll deductions, at a discounted price from the market price. The exercise price under the plan is 85% of the lesser of the market value of the Company's common stock on two defined dates during the plan year.

14. REPURCHASE OF COMPANY COMMON STOCK:

On May 13, 1999, the Company completed the repurchase of 573,810 shares of Common Stock at a purchase price of $2.40 per share, for an aggregate purchase price of $1,377. The Company purchased these shares from Bobby L. and Betty Ruth Grogan, who received the shares in connection with the Company's October 1996 acquisition of Grogan's Sausage, Inc. and Grogan's Farms, Inc.

In December 1999, the Company repurchased 4,800 shares of Common Stock on the open market for an aggregate purchase price of $10.

15. COMMITMENTS:

OPERATING LEASES

The Company leases warehouses, office buildings and most of its delivery vehicles under operating leases. These leases have remaining terms ranging from one to five years. Rental expense under these leases for the years ended December 31, 1997, 1998 and 1999 was $1,559, $1,681 and $1,734, respectively. As of December 31, 1999, future minimum lease payments under these operating leases are as follows:

2000                                                          $1,066
2001                                                             174
2002                                                             174
2003                                                             174
2004                                                             206
                                                              $1,794


16. RELATED PARTY TRANSACTIONS:

The Company had a consulting agreement (the Agreement) with Elfman Venture Partners, Inc. and Sterling Advisors, LP, a partnership owned by certain stockholders of the Company (the Managers). The term of the Agreement was through December 31, 2001. The Agreement provided that the Company would pay a base fee of $300 per year, which would increase 5% for each year the Agreement remains in effect. The Agreement also stipulated adjustments to the base fee for future acquisitions or sales. During each year the Agreement was in effect, the Company was also required to grant options to purchase 25,000 shares of the Company's $.01 par value common stock. Such options vested on each December 31 at an exercise price equal to the market price on the preceding January 1 (see Note 13).

The Agreement was amended effective July 1, 1997 in connection with the Potter acquisition (see Note 6). This amendment (the Potter Amendment) provided for an aggregate payment to the Advisors of $750 for services provided in connection with the Potter acquisition and the related financing, in lieu of all other fees that would have been payable under the Agreement for the period July 1, 1997 through December 31, 1998.

The Agreement was further amended effective as of December 1, 1998 in connection with the Beverage Division disposition (see Note 3). This amendment (the Beverage Amendment) provides for an aggregate payment to the Advisors of $260 for services provided in connection with the disposition of the Beverage Division, in lieu of all other base fees that would have been payable under the Agreement for the period from January 1, 1999 through July 15, 1999.

Subsequent to July 15, 1999, there is no consulting agreement in place with the Managers. It is expected that future payments to the Managers will be related to services provided for specific transactions entered into by the Company.

17. BUSINESS SEGMENT INFORMATION:

The Company's operations have been classified into two business segments: food processing and food distribution. The food processing segment includes the processing and sales of sausage and related food products to distributors and retailers in Oklahoma, Louisiana, Texas, Kentucky and other surrounding states. The food distribution segment includes the purchasing, marketing and distribution of packaged meat products to retailers and restaurants, primarily in Texas.

Summarized financial information, by business segment, for continuing operations in 1997, 1998 and 1999 is as follows (corporate overhead not specifically associated with a segment has been presented separately):

                                       1997          1998            1999

Net sales to external customers:
      Food processing                 $ 22,941      $ 49,218        $ 59,861
      Food distribution                133,763       137,476         147,492
                                      --------------------------------------
                                      $156,704      $186,694        $207,353
                                      ======================================
Interest expense:
      Food processing                 $    638      $    315        $    128
      Food distribution                    408           194             130
                                      --------------------------------------
                                      $  1,046      $    509        $    258
                                      ======================================
Depreciation and amortization:
      Food processing                 $    753      $  1,384        $  1,732
      Food distribution                    241           267             264
                                      --------------------------------------
                                      $    994      $  1,651        $  1,996
                                      ======================================

Income from continuing operations
          before income taxes:
      Food processing                 $    592      $  4,662        $  4,204
      Food distribution                  1,210         1,756           2,531
                                      --------------------------------------
                                      $  1,802      $  6,418        $  6,735
                                      ======================================
Capital expenditures:
      Food processing                 $    321      $    821        $  1,791
      Food distribution                     26            92             137
                                      --------------------------------------
                                      $    347      $    913        $  1,928
                                      ======================================
Segment assets:
      Food processing                 $ 13,388      $ 26,129        $ 26,778
      Food distribution                 15,809        15,820          14,957
                                      --------------------------------------
                                      $ 29,197      $ 41,949        $ 41,735
                                      ======================================

Inter-segment sales and related receivables and payables among the segments during 1997, 1998, and 1999, for the purpose of this presentation, have not been eliminated.

The following are reconciliations of reportable segment revenues, profit or loss, assets, and other significant items to the Company's consolidated totals:

                                         1997          1998           1999
Net sales:
      Total for reportable
        segments                      $156,704      $186,694        $207,353
      Elimination of inter-segment
        net sales                       (5,655)       (5,876)        (10,654)
                                      --------------------------------------
    Total consolidated net sales      $151,049      $180,818        $196,699
                                      ======================================

Income from continuing operations
       before income tax:
      Total for reportable
       segments                       $  1,802      $  6,418        $  6,735
      Corporate                         (1,287)       (4,148)         (4,388)
                                      --------------------------------------
      Total consolidated income
       from continuing operations     $    515      $  2,270        $  2,347
                                      ======================================

Assets:
      Total for reportable
        segments                      $ 29,197      $ 41,949        $ 41,735
      Corporate                            878         2,476           2,540
      Net assets of discontinued
        operations                       3,169         1,240             276
                                      --------------------------------------
      Consolidated total assets       $ 33,244      $ 45,665        $ 44,551
                                      ======================================
Other significant items:
Interest expense
      Total for
        reportable segments           $  1,046      $    509        $    258
      Corporate                            449         1,697           2,233
                                      --------------------------------------
      Consolidated interest expense   $  1,495      $  2,206        $  2,491
                                      ======================================

Depreciation and amortization:
      Total for reportable
        segments                      $    994      $  1,651        $  1,996
      Corporate                             47            12             127
                                      --------------------------------------
      Consolidated depreciation
        and amortization              $  1,041      $  1,663        $  2,123
                                      ======================================
Capital expenditures:
      Total for
        reportable segments           $    347      $    913        $  1,928
      Corporate                             29           (24)             26
                                      --------------------------------------
      Consolidated capital
         expenditures                 $    376      $    889        $  1,954
                                      ======================================

18. CONTINGENCIES:

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


19. ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31:

                                              1998     1999

Compensation and benefits                    $ 1,465  $  956
Liabilities related to Beverage Division
   disposal, not assumed by buyers             1,298       -
Acquisition-related accrued liabilities          750       -
Other                                          1,090     266
                                             ---------------
Total                                        $ 4,602  $1,222
                                             ===============

20. QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Quarter Ended
                                                      -------------

1999                                    March 31      June 30  September 30  December 31
----                                    --------      -------  ------------  -----------
Net sales............................   $45,907       47,393      48,990        54,410
                                        =======       ======      ======        ======
Gross profit.........................   $ 6,576        5,997       6,511         6,865
                                        =======       ======      ======        ======
Income from continuing operations....   $   534          296         260           171
Loss from discontinued operations....       -             -           -            (72)
                                        -------       ------      ------        ------
Net income...........................   $   534          296         260            99
                                        =======       ======      ======        ======
Weighted average shares:
  Basic .............................     7,413        7,100       6,839         6,846
  Effect of stock options............       186          160         124            75
                                        -------       ------      ------        ------
  Diluted ...........................     7,599        7,260       6,963         6,921
                                        =======       ======      ======        ======
Basic income (loss) per share:
  Continuing operations..............   $   .07          .04         .04           .02
  Discontinued operations............         -            -           -          (.01)
  Net income ................           $   .07          .04         .04           .01
Diluted income (loss) per share:
  Continuing operations..............   $   .07          .04         .04           .02
  Discontinued operations............         -            -           -          (.01)
  Net income ........................   $   .07          .04         .04           .01


                                                      Quarter Ended
                                                      -------------

1998                                    March 31      June 30  September 30  December 31
----                                    --------      -------  ------------  -----------
Net sales..........................     $36,861       45,810      46,745        51,402
                                        ========      ======      =======       =======
Gross profit.......................     $ 4,040        6,279       6,530         7,099
                                        ========      ======      =======       =======
Income from continuing operations       $   809          338         255           417
Loss from discontinued
 operations........................         (65)         (62)        (46)       (1,127)
Extraordinary loss                         (195)           -           -             -
                                        -------       ------      -------       -------
Net income (loss)..................     $   549          276         209          (710)
                                        =======       ======      =======       =======
Weighted average shares:
  Basic ...........................       7,374        7,403       7,432         7,384
  Effect of stock options..........         247          217         175           192
                                       --------       ------      -------       -------
  Diluted .........................       7,621        7,620       7,607         7,576
                                       ========       ======      =======       =======
Basic income (loss) per share:
  Continuing operations............    $    .11          .05         .03           .06
  Discontinued operations                  (.01)        (.01)       (.01)         (.15)
  Extraordinary loss     ..........        (.03)           -           -             -
  Net income (loss)................    $    .07          .04         .02          (.09)
Diluted income (loss) per share:
  Continuing operations............    $    .10          .04         .03           .06
  Discontinued operations                  (.01)           -        (.01)         (.15)
  Extraordinary loss...............        (.02)           -           -             -
  Net income (loss)................    $    .07          .04         .02          (.09)

                                INDEX TO EXHIBITS

Exhibit
Number    Description
-------   -----------

 3.1 Certificate of Incorporation of the Company, including all amendments thereto (11)
 3.2      By-Laws of the Company (1)
 4.1      Specimen Stock Certificate (1)
 4.2 Registration Rights Agreement between T. Rowe Price Strategic Partners Fund, L.P. and the Company (1)
 4.3 Atlantic Premium Brands, Ltd. Employee Stock Purchase Plan dated November 1, 1997 (2)
 4.4 $1.4 million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauly (4)
 4.5 6.35% Subordinated Non-Negotiable Promissory Note due July 31, 2001 made by Richard's Cajun Foods Corp. and the Company in favor of J.L. Richard in the original principal amount of $850,000 (6)
 4.6 8% Subordinated Non-Negotiable Promissory Note due September 30, 2001 made by Grogan's Merger Corp. in favor of Bobby L. Grogan and Betty R. Grogan in the original principal amount of $219,593 (6)
 4.7 8% Subordinated Non-Negotiable Promissory Note due December 31, 2003 made by Grogan's Farm, Inc. in favor of Jefferson Davis and Roger Davis in the original principal amount of $219,593 (6)
 4.8 Secured Promissory Note dated as of March 20, 1998 of the Company and certain of its subsidiaries payable to Fleet Capital Corporation in the original principal amount of $11,000,000 (6)
 4.9 Loan and Security Agreement dated as of March 20, 1998 among Fleet Capital Corporation, the Company and certain of its subsidiaries (6)
 4.10 Stock Pledge Agreement dated as of March 20, 1998 between the Company and Fleet Capital Corporation (6)
 4.11 Atlantic Premium Brands, Ltd. and Subsidiaries Senior Subordinated Note and Warrant Purchase Agreement dated as of March 20, 1998 among the Company, certain of its subsidiaries and Banc One Capital Partners, LLC ("Banc One") (6)
 4.12 Senior Subordinated Note due March 31, 2005 of the Company payable to Banc One dated as of March 20, 1998 in the original principal amount of $6,500,000 (6)
 4.13 Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase Warrant of Banc One dated as of March 20, 1998 (6)
 4.14 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Banc One dated as of March 20, 1998 (6)
 4.15 Put Option Agreement dated as of March 20, 1998 between the Company and Banc One (6) 4.16 Registration Rights Agreement dated as of March 20, 1998 between the Company and Banc One (6) 4.17 Shareholders Agreement dated as of March 20, 1998 among the Company, certain of its Shareholders and Banc One (6)
 4.18 Preemptive Rights Agreement dated as of March 20, 1998 between the Company and Banc One (6) 4.19 Debt Subordination Agreement dated as of March 20, 1998 among Banc One Capital Partners, LLC, the Company, certain of its subsidiaries and Fleet Capital Corporation (6)
 4.20 Lien Subordination Agreement dated as of March 20, 1998 between Fleet Capital Corporation and Banc One Capital Partners, LLC (6)

10.1 Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M. Taslitz, Douglas L. Becker and R. Christopher Hoehn-Saric (1)
10.2 Consulting Agreement dated March 15, 1996 by and between the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc. (3)
10.3 Amendment to Consulting Agreement dated as of October 16, 1996 among the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc.
          (6)
10.4 Second Amendment to Consulting Agreement dated as of September 7, 1997 among the Company, Sterling Advisors, L.P. and Elfman Venture Partners, Inc. (6)
10.5 Third Amendment to Consulting Agreement dated as of December 1, 1998 among the Company, Sterling Advisors, L.P. and Elfman Ventures Partners, Inc. (10)
10.6      Form of Tax Indemnification Agreement (1)
10.7 Stock Purchase Agreement dated as of January 23, 1996 among the Company, ABEV Acquisition Corp., Franklin Roth and Allen Pauly (4)
10.8 Asset Purchase Agreement dated as of March 6, 1998 among Potter's Acquisition Corp., J.C. Potter Sausage Company, Potter's Farm, Inc., Potter Rendering Co. and Potter Leasing Company, Ltd. (6)
10.9 Asset Purchase Agreement dated as of November 24, 1998 between the Company and Canada Dry Potomac Corporation (9)
10.10 Asset Purchase Agreement dated February 2, 1999 between the Company and Master Distributors, Inc. (9)
10.11 Stock Purchase Agreement dated April 23, 1999 among the Company and Bobby L. Grogan and Betty Ruth Grogan (12)
10.12     The Company's 1999 Amended and Restated Stock Option Plan (11)
10.13 Employment Agreement dated October 29, 1996 between the Company and Alan F. Sussna (5)
10.14 Employment Agreement dated as of April 6, 1998 between the Company and Thomas M. Dalton (7)
10.15 Employment Agreement dated August 10, 1998 between the Company and Steven Englander (8)
21        Subsidiaries of the Company (6)
23.1      Consent of KPMG LLP (*)
23.2      Consent of Arthur Andersen LLP (*)
27        Financial Data Schedule (*)

------------------
* Filed herewith
(1) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Form S-8 Registration Statement No. 333-39561 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Current Report on Form 8-K dated
    March 15, 1996, filed with the Securities and Exchange Commission on
    April 1, 1996, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Current Report on Form 8-K dated February 2, 1999, filed with the Securities and Exchange Commission on February 16, 1999, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Current Report on Form 8-K dated
     May 21, 1999, filed with the Securities and Exchange Commission on May 24, 1999, and incorporated herein by reference.