Form 10-K/A
period 1999-12-31
ATLANTIC PREMIUM BRANDS LTD
filed 2000-04-28
CIK 912609

===============================================================================
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ----------------

                                    FORM 10-K/A

                                 AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.
-------------------------------------------------------------------------------
===============================================================================

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Class I - Directors Serving Until 2000 Annual Meeting:

         Eric D. Becker. Mr. Becker, age 37, served as Chairman of the Company from September 1993 through July 1996, and has been a director since 1991, when the Company's business was purchased from a predecessor. Mr. Becker is also a co-founder and Managing Principal of Sterling Capital, Ltd., a private investment firm which was founded in 1984 ("Sterling Capital"), and, since 1984, Mr. Becker has also been Chairman and Vice President of Sterling Group, Inc., an affiliate of Sterling Capital ("Sterling Group"). Mr. Becker is also Chairman of International Collectors Society LP, a privately-held collectibles company ("ICS") and The Becker Group, Ltd., a privately-held company in the mall decorations business ("Becker Group"). Mr. Becker has also been a Principal of Sterling Advisors L.P. since 1984 and Managing Director of Sterling Venture Partners, LLC since July of 1999.

         Brian Fleming. Mr. Fleming, age 54, has served as a director of the Company since December 1997 and is currently a member of the Compensation Committee. Mr. Fleming is President and Chief Operating Officer of E.W. Knauss & Son, a manufacturer of processed meat products specializing in dried beef and meat snacks, a position he has held since 1998. From 1991 to 1997, Mr. Fleming was the President of Knauss Snack Food Company, a privately held meat snack business. Prior to 1991, Mr. Fleming was the President and Chief Operating Officer of Acme Foods Company, a privately held meat snack company. Mr. Fleming is presently a director of the McShane Group, a management consulting company, and The Decal Source, which designs and distributes decals for use in Nascar motor sports, positions he has held since 1997 and 1998, respectively.

         G. Cook Jordan, Jr. Mr. Jordan, age 48, has served as a director of the Company since September 1993 and is a member of the Audit Committee and the Compensation Committee. Mr. Jordan is a private investor. From 1998 to 1999, Mr. Jordan was a general partner at CID Equity Partners, a venture capital investment fund. From 1996 through 1998, Mr. Jordan was a principal at C3 Holdings, LLC, a private investment firm. From 1988 through 1996, Mr. Jordan served as a Manager of Allstate Venture Capital, which is affiliated with Allstate Insurance Company.

Class II - Directors Serving Until 2001 Annual Meeting:

         Merrick M. Elfman. Mr. Elfman, age 41, is Chairman of the Company, a position he has held since July 1996, and has been a director of the Company since 1993. Mr. Elfman has been Chairman of Gray Supply Company, Inc. ("Gray"), a privately-held distributor of specialty lighting products, since 1989, and Carlton Foods, which is now a subsidiary of the Company, since 1990; Vice-Chairman of ICS since 1997; and a director of Becker Group since 1998. He is also the founder of Elfman Venture Partners, Inc. ("EVP"), a private investment firm of which he has been president since 1987.

         John T. Hanes. Mr. Hanes, age 63, has served as a director of the Company since December 1997 and is a member of the Audit Committee. From 1994 to the present, Mr. Hanes has served as President of The John T. Hanes Company, a management consulting firm, and he has been a director of Premier Valley Foods, a privately-held manufacturer and marketer of the Delmonte brand of dried fruits, since 1998. From 1991 to 1994, Mr. Hanes served as the Chairman and President of Doskocil Companies/Wilson Foods Corporation, Incorporated, a publicly held manufacturer of pizza and other processed meat products, and retired in 1994 as its Chief Executive Officer.

         Steven M. Taslitz. Mr. Taslitz, age 41, has served as a director of the Company since 1991. Mr. Taslitz is a co-founder and Managing Principal of Sterling Capital and Sterling Group and a partner of Sterling Advisors, LP ("Sterling Advisors"). He has served as the President of Sterling Group since 1984. Mr. Taslitz is a director of Gray and Becker Group.

Class III - Directors Serving Until 2002 Annual Meeting:

         Rick Inatome. Mr. Inatome, age 46, has served as a director of the Company since September 1993. From 1991 to 1999, Mr. Inatome served as the Chairman of Inacom Corp., a computer services firm. In addition to being a director of the Company, Mr. Inatome has been a director of Sylvan Learning Systems Inc. since 1996. Mr. Inatome became director, President and Chief Executive Officer of ZapMe! Corporation, a publicly traded internet company, in 1999.

         John A. Miller. Mr. Miller, age 46, has served as a director of the Company since September 1993 and is currently a member of the Audit Committee and the Compensation Committee. Mr. Miller has served as President of North American Paper Company since 1988. Mr. Miller has been a director of Network Services Inc. since 1991, where he is a member of the Compensation Committee and Audit Committee; a director of Becker Group since 1998; and director of ICS, since 1998, where he is a member of the Compensation Committee.

         Alan F. Sussna. Mr. Sussna, age 43, has served as a director of the Company since March 1996 and is the Company's President and Chief Executive Officer, positions he has held since March 1996. Mr. Sussna is also a director of ICS and Becker Group (where he is a member of the Compensation Committee), positions he has held since 1998. From 1991 through 1995, Mr. Sussna was a director of Bain & Company, a consulting firm. In the fall of 1999, Mr. Sussna was elected to the Board of Directors of StartSampling, Inc., an internet start-up. Through his association with Bain & Company and as a partner in the consulting firm of McKinsey & Company, he has opened offices as well as led those firms' Consumer Goods practices. Mr. Sussna has also held industry positions as Executive Vice President - Sales and Marketing for Jim Beam Brands and in product management at Frito-Lay, Inc.

BOARD COMMITTEES
         The Board of Directors has established an Audit Committee and a Compensation Committee and has no nominating committee. Selection of nominees for the Board is made by the entire Board of Directors.

         Since May 1998, the Audit Committee has been composed of Mr. Hanes, Mr. Jordan and Mr. Miller. The Audit Committee is responsible for reviewing the internal accounting procedures of the Company and the results and scope of the audit and other services provided by the Company's independent auditors, consulting with the Company's independent auditors and recommending the appointment of independent auditors to the Board of Directors. The Audit Committee met two times during the year ended December 31, 1999; each member of the Audit Committee attended both meetings.

         Since April 1998, the Compensation Committee has been composed of Mr. Jordan, Mr. Fleming and Mr. Miller. The Compensation Committee has the authority and performs all of the duties related to the compensation of management of the Company, including determining policies and practices, changes in compensation and benefits for management, determination of employee benefits and all other matters relating to employee compensation, including matters relating to the administration of the Company's 1999 Amended and Restated Stock Option Plan (the "Option Plan"). The Compensation Committee met three times during the year ended December 31, 1999; each member of the Compensation Committee attended all three meetings.

ATTENDANCE AT MEETINGS
         During the year ended December 31, 1999, the Board of Directors held five meetings. All directors attended at least 75% of the meetings of the Board of Directors, except Mr. Becker, who attended three of the five meetings.

DIRECTORS' FEES
         Under the Option Plan, non-employee directors receive options to purchase 10,000 shares of Common Stock on January 1 of each year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the 1934 Act, requires the Company's officers, directors and certain beneficial holders of Common Stock to file reports about their beneficial ownership of the Company's Common Stock. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 1999. All of these filing requirements were satisfied except that Mr. Dalton and Mr. Sussna failed to timely report two transactions and Mr. Miller failed to timely report four transactions. In making these disclosures, the Company has relied solely upon written representations of its directors and executive officers and copies of the reports they filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth annual and long-term compensation for the fiscal years ended December 31, 1997, 1998 and 1999 for services in all capacities to the Company of (i) the Chief Executive Officer, and (ii) the Company's next two most highly compensated executive officers (collectively, the "Named Officers"). No other executive officer of the Company received total annual salary and bonus in excess of $100,000 during 1999.


                           SUMMARY COMPENSATION TABLE


                                                                            LONG-TERM
                                          ANNUAL COMPENSATION              COMPENSATION
                                   --------------------------------        ------------
                                                                            SECURITIES
NAME AND                                                                    UNDERLYING          ALL OTHER
PRINCIPAL POSITION                 YEAR      SALARY($)     BONUS($)         OPTIONS(#)      COMPENSATION($)(2)
------------------                 ----      ---------     --------         ----------      ------------------

Alan F. Sussna,                    1999       335,394      145,500                --              40,523
President and Chief Executive      1998       310,346       50,000           500,000              27,704
Officer                            1997       270,000       53,825                --              21,462

Thomas M. Dalton,                  1999       159,808       33,750           125,000              20,854
Senior Vice President and Chief    1998       110,425           --            75,000              12,462
Financial Officer (1)

Steven Englander(3)                1999       106,999       10,000                                14,060
Senior Vice President -            1998        39,095           --            45,000               3,231
Marketing

---------------

(1) Mr. Dalton joined the Company as Senior Vice President and Chief Financial Officer on April 6, 1998.

(2) These amounts represent $3,462, $3,704 and $1,523 contributed by the Company in 1997, 1998 and 1999, respectively, to its 401(k) Plan on behalf of Mr. Sussna; $18,000, $24,000 and $39,000 paid to Mr. Sussna in 1997,
     1998 and 1999, respectively, as an allowance for transportation costs and health related benefits; $12,462 and $18,000 paid to Mr. Dalton in 1998 and 1999, respectively, as an allowance for transportation costs and health related benefits; $2,854 and $2,060 contributed by the Company in 1999 to its 401(k) Plan on behalf of Mr. Dalton and Mr. Englander, respectively; and $3,231 and $12,000 paid to Mr. Englander in 1998 and 1999, respectively, as an allowance for transportation costs and health related benefits.

(3) Mr. Englander joined the Company as Senior Vice President - Marketing on August 10, 1998.



OPTION GRANTS

         The following table sets forth certain information concerning option grants to the Named Officers during 1999:

                              OPTION GRANTS IN 1999

                                                                                           Potential Realizable
                                                                                             Value At Assumed
                                                                                           Annual Rates Of Stock
                                                                                           Price Appreciation For
                                  Individual Grants(1)                                         Option Term
-----------------------------------------------------------------------------------------  ------------------------

                                                    Percent Of
                                                  Total Options
                                   Number Of       Granted to
                                   Securities       Employees     Exercise
          Name and                 Underlying       in Fiscal     Price(3)     Expiration         5%          10%
     Principal Position         Options Granted      Year(2)       ($/Sh)        Date             ($)         ($)
----------------------------    ---------------    -----------    ---------    ----------      --------    --------

Alan F. Sussna                          -0-               0%         N/A          N/A             N/A        N/A
Thomas M. Dalton                    125,000              43%        $2.75       07/23/09        216,183    547,849
Steven Englander                        -0-               0%         N/A          N/A             N/A        N/A

------------------

(1) These options were issued pursuant to the Company's option plan and the Named Officer's employment agreement and may not be exercised until they vest. Mr. Dalton's 125,000 options vest one-third on each of July 23, 1999, 2000 and 2001, subject to acceleration upon the satisfaction of certain conditions set forth in Mr. Dalton's employment agreement.

(2)  Based on 287,918 options granted to all employees.

(3)  Based on the market price on the date of grant.


         There were no option exercises by the Named Officers in 1999. Shown below is information with respect to outstanding options held by the Named Officers as of December 31, 1999. All options reflected in the chart below were granted under the Option Plan and the Named Officer's employment agreement.


                     AGGREGATED 1999 YEAR-END OPTION VALUES



                                      NUMBER OF SECURITIES
                                           UNDERLYING
                                      UNEXERCISED OPTIONS        VALUE OF UNEXERCISED IN-
                                          AT 12/31/99              THE-MONEY OPTIONS AT
                                          EXERCISABLE/            12/31/99 EXERCISABLE/
NAME                                     UNEXERCISABLE               UNEXERCISABLE(1)
------------------------               ----------------------    --------------------------

Alan F. Sussna                          233,333/516,667              $75,000/$50,000
Thomas M. Dalton                         66,667/133,333                        $0/$0
Steven Englander                          5,000/40,000                         $0/$0

------------------

(1) Based on closing price of $2.00 per share of Common Stock on December 31, 1999, as reported by the American Stock Exchange.



COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Board of Directors and the Compensation Committee has furnished the following report on its policies with respect to the compensation of the executive officers. The report is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the SEC's proxy rules or to the liabilities of Section 18 of the 1934 Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the 1933 Act or the 1934 Act.

     The Company's Board of Directors established the Compensation Committee at the end of 1993, and the Compensation Committee will determine and act upon compensation decisions as described below in 2000 and future years. Decisions on compensation of the Company's executive officers generally will be made by the Compensation Committee of the Board of Directors. No member of the Compensation Committee is an employee of the Company. Since April 1998, the Compensation Committee has consisted of Mr. Fleming, Mr. Jordan and Mr. Miller. All decisions by the Compensation Committee relating to the compensation of the Company's executive officers will be reviewed by its full Board of Directors.

Compensation Policies Toward Named Officers and Executive Officers

     The Company's executive compensation policies are intended to provide competitive levels of compensation that reflect the Company's annual and long-term performance goals, reward superior corporate performance and assist the Company in attracting and retaining qualified executives. Total compensation for the executive officers is comprised of three principal components: base salary, annual incentive compensation and grants of options to purchase the Company's Common Stock. The base salaries, if not fixed by contract, are set at levels which the Compensation Committee believe are comparable to those of executives of similar status in the beverage distribution industry and the food industry, as applicable. In addition to base salary, each senior executive may be eligible to receive an annual bonus tied to the Company's success in achieving certain annual performance measures, as well as individual performance. The Board of Directors and the Compensation Committee also believe that longer-term incentives are appropriate to motivate and retain key personnel and that stock ownership by management is beneficial in aligning management's and stockholders' interests in the enhancement of stockholder value. Accordingly, the Compensation Committee intends to consider annual grants of stock options to certain of the executive officers and other eligible persons under the Option Plan.

     The following describes in more specific terms the three elements of the executive officers' compensation in 1999:

     Base Salary. The base salaries for Mr. Sussna, Mr. Dalton and Mr. Englander are fixed by contract, and Mr. Elfman is not directly compensated by the Company. The Compensation Committee may also consider discretionary adjustments for those executive officers under contract.

     Annual Incentive Bonus. Annual incentive bonuses are primarily based upon the achievement of measurable pre- tax earnings performance goals established at the beginning of the fiscal year. With respect to Mr. Sussna, the Company is to pay Mr. Sussna an annual bonus of up to 50% of his base salary, based on the Company's actual cash flow and management objectives. Mr. Dalton's bonus of up to 40% of base salary is also based on the Company's actual cash flow and management objectives. Mr. Englander's bonus of up to 30% of base salary is based 50% on overall Company performance and 50% on management objectives described by the Chief Executive Officer on an annual basis. The Compensation Committee may also consider discretionary bonuses for those executive officers under contract.

     Long-Term Stock Option Incentives. Stock options provide executives with the opportunity to buy an equity interest in the Company and to share in the appreciation of the value of the Company's Common Stock. Stock options are granted at the fair market value price of the Common Stock on the date of grant, are subject to vesting over time and only have future value for the executive officers if the stock price appreciates from the date of grant. All options have terms of ten years from the date of grant. Factors influencing stock option grants to executive officers include performance of the Company, relative levels of responsibility, contributions to the businesses of the Company and competitiveness with other growth oriented companies. Stock options granted to executive officers and other management employees are approved by the Compensation Committee. In 1999, Mr. Sussna and Mr. Englander were not granted any options. Mr. Dalton received options to purchase 125,000 shares of the Company's Common Stock at an exercise price of $2.75 per share, which vest in three equal installments on the issuance and second through third anniversaries of the date of grant, subject to acceleration upon the satisfaction of certain conditions set forth in Mr. Dalton's employment agreement.

     Other Compensation Plans. The Company maintains a defined contribution plan (the "401(k) Plan") which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k) and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). The Company's executive officers are eligible to participate in the 401(k) Plan and are permitted to contribute up to the maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404 and 415 (i.e., $10,000 in 1999). All amounts deferred under the 401(k) Plan's salary reduction feature by a participant vest immediately in the participant's account while contributions made by the Company vest over a six year period in the participant's account. The Company will make a matching contribution to the 401(k) Plan equal to 50% of each participant's contribution, up to a maximum of 6% of the participant's salary. The Company may make additional discretionary contributions.

     Benefits. Benefits offered to executive officers are largely those that are offered to the general employee population, such as life insurance coverage and participation in the 401(k) Plan. Benefits are not tied directly to corporate performance.

     Mr. Elfman's Compensation. Although Mr. Elfman received no direct compensation from the Company during 1999, the Company paid EVP $52,000 for services provided in connection with the December 1998 to February 1999 disposition of the beverage division, including the services of Mr. Elfman. See "Certain Transactions with Management and Others."

     The Compensation Committee believes that the Company's executive compensation policies and programs serve the interests of the Company and its stockholders. Total compensation to the executive officers is linked to Company performance.

     Submitted by the Members of the Compensation Committee:

         Brian Fleming
         G. Cook Jordan, Jr.
         John A. Miller


PERFORMANCE GRAPH

     The graph below compares the Company's cumulative stockholder return on its Common Stock since December 31, 1994 with the CRSP Total Return Index for the Nasdaq Stock Market (US and Foreign), the CRSP Total Return Index for the Nasdaq Stock Market (US) and a composite peer group of Hormel Foods Corp., Smithfield Foods Inc., Thorn Apple Valley Inc. and Bridgford Foods Corp.

     The Company has included the CRSP Total Return Index for the Nasdaq Stock Market (US) on its stock performance graph this year. The Board of Directors believes that the Nasdaq Stock Market (US) includes companies with more comparable market capitalization than the CRSP Total Return Index for the Nasdaq Stock Market (US and Foreign). A comparison to the CRSP Total Return Index for the Nasdaq Stock Market (US and Foreign) is included this year in order to provide transition to the new market index.

     Since December 31, 1997, the Company's Common Stock has been principally traded on the American Stock Exchange ("AMEX") under the symbol "ABR."

                            [PERFORMANCE GRAPH HERE]




                       Plot points for Performance Graph:

                           12/30/94         12/29/95         12/31/96         12/31/97         12/31/98         12/31/99
                          ----------       ----------       ----------       ----------       ----------       ----------
Atlantic Premium             100.000           42.553           98.404          127.660           63.830           68.085
Brands, Ltd.
Nasdaq Stock                 100.000          140.359          171.847          209.841          290.635          545.460
Market (US &
Foreign)
Nasdaq Stock                 100.000          141.335          173.898          213.067          300.431          555.988
Market (US)
Composite Peer               100.000           98.960          110.414          152.209          153.211          160.997
Group

     This graph is not deemed to be "soliciting material" or to be filed with the SEC or subject to the SEC's proxy rules or to the liabilities of Section 18 of the Securities Act of 1934 (the "1934 Act"), and the graphs shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933 (the "1933 Act") or the 1934 Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of Common Stock as of April 1, 2000, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, each director of the Company, each Named Officer (as defined below), and all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission (the "SEC") by such persons or upon information otherwise provided by such persons to the Company.


                                                           SHARES BENEFICIALLY
             NAMES OF BENEFICIAL OWNERS                          OWNED(1)                 PERCENTAGE OWNED
             --------------------------                    --------------------           ----------------

DOUGLAS L. BECKER....................................            405,957(2)                    5.99%
ERIC D. BECKER.......................................            500,957(3)                    7.34%
MERRICK M. ELFMAN....................................            517,559(4)                    7.58%
PHILIP L. GLASS......................................            408,768(5)                    6.05%
BRUCE L. GOLDMAN.....................................            647,076(6)                    9.58%
RUDOLF CHRISTOPHER HOEHN-SARIC.......................            436,699(7)                    6.44%
STEVEN M. TASLITZ....................................            508,434(8)                    7.44%
THOMAS M. DALTON.....................................            147,133(9)                    2.14%
STEVEN ENGLANDER ....................................             8,750(10)                      *
BRIAN T. FLEMING.....................................            25,000(11)                      *
JOHN T. HANES........................................            29,900(11)                      *
RICK INATOME.........................................           173,651(12)                    2.55%
G. COOK JORDAN, JR...................................            84,107(13)                    1.24%
JOHN A. MILLER.......................................           192,405(12)                    2.83%
ALAN F. SUSSNA.......................................           386,090(14)                    6.55%
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP
  (11 PERSONS).......................................         2,648,986(15)                   34.83%

------------------
* Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 30,000 shares underlying currently exercisable options. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(3) Includes 392,293 shares held by Mr. Becker's wife (of which Mr. Becker disclaims beneficial ownership) and 75,000 shares underlying currently exercisable options or options exercisable within 60 days. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(4) Includes 79,500 shares underlying currently exercisable options or options exercisable within 60 days. Of the remaining 438,059 shares, 433,805 are held by Mr. Elfman and his wife jointly. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(5) Includes 130,240 shares held by the Glass International Ltd. Profit Sharing Plan and Trust dated July 1, 1983 (the "Trust"). Mr. Glass and his wife, Ellen V. Glass, are co-trustees and also the beneficiaries of the Trust. Of the remaining shares, 278,528 are held by Mr. Glass and his wife jointly, either as joint tenants or tenants in common. The address for this shareholder is 20 N. Wacker, #3400, Chicago, IL 60606-3102.

(6) Includes 250,346 shares held by Mr. Goldman and Mr. Taslitz as co-trustees of the KJT Gift Trust. Mr. Goldman disclaims beneficial ownership of the shares held by the KJT Gift Trust. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(7) Includes 24,593 shares held by Mr. Hoehn-Saric as Trustee for the benefit of Gabriella Hoehn-Saric and 21,519 shares held by him as Trustee for the benefit of Rudolph Christopher Hoehn-Saric, Jr. Also includes 25,000 shares underlying currently exercisable options. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(8) Includes 144,923 shares held by Mr. Taslitz as trustee of the Kathy J. Taslitz Trust and 250,346 shares held by Mr. Taslitz and Mr. Goldman as co-trustees of the KJT Gift Trust. Mr. Taslitz disclaims beneficial ownership of the 250,346 shares held by him as co-trustee of the KJT Gift Trust. Also includes 64,500 shares underlying currently exercisable options or options exercisable within 60 days. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(9) Includes 133,333 shares underlying currently exercisable options or options exercisable within 60 days.

(10) Includes 5,000 shares underlying currently exercisable options or options exercisable within 60 days.

(11) Includes 25,000 shares underlying currently exercisable options or options exercisable within 60 days.

(12) Includes 49,500 shares underlying currently exercisable options or options exercisable within 60 days.

(13) Includes 49,500 shares underlying presently exercisable options or options exercisable within 60 days. Also includes 19,607 shares held by Mr. Jordan's IRA.

(14) Includes 165,725 shares held by Mr. Sussna as trustee of the Alan F. Sussna Trust and 9,803 shares held by Mr. Sussna's wife, Brenda B. Sussna, as trustee of the Brenda B. Sussna Trust. Mr. Sussna disclaims beneficial ownership of all 9,803 shares held by his wife as trustee of the Brenda B. Sussna Trust. Also includes 283,333 shares underlying currently exercisable options, which are held by Mr. Sussna as Trustee of the Alan F. Sussna Trust.

(15) Includes 854,166 shares underlying currently exercisable options or options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into a Consulting Agreement (the "Consulting Agreement") with Mr. Eric Becker and Sterling Group (assigned by Sterling Group to Sterling Advisors), effective November 29, 1993, pursuant to which Mr. Becker acted as a part-time consultant to the Company and served as the Company's Chairman of the Board and a director. The initial term of this Consulting Agreement was from November 29, 1993 until December 31, 1998. The term of the agreement was to extend for additional one year periods commencing on January 1, 1999, and each January 1 thereafter, unless and until terminated by written notice given by either party to the other 12 months prior to each applicable termination date. The Consulting Agreement provided that the Company pay Sterling Advisors a base fee of $140,000 per year, which base fee was to increase by 3% on January 1 of each year the agreement remained in effect.

         Effective March 15, 1996, the Consulting Agreement was terminated and replaced with a new Consulting Agreement (the "New Consulting Agreement") pursuant to which Sterling Advisors and EVP agreed to provide consulting services to the Company for base consulting fees in the aggregate of $300,000 per year, increasing 5% on January 1 of each year the agreement is in effect and increases or decreases in the event of an acquisition or divestiture by the Company. Messrs. Douglas Becker (a 5% beneficial owner of the Company's Common Stock), Eric Becker (a director and 5% beneficial owner), Rudolph Christopher Hoehn-Saric (a 5% beneficial owner), and Steven Taslitz (a director and 5% beneficial owner) own Sterling Advisors, while Mr. Merrick Elfman (a director and 5% beneficial owner) is the sole stockholder of EVP. Mr. Elfman acts as a consultant to the Company and starting in July 1996 began serving as the Company's Chairman of the Board pursuant to the New Consulting Agreement. The New Consulting Agreement provides that the Chairman is entitled to participate in any profit sharing plan, retirement plan, group life insurance plan or other insurance plan or medical insurance plan maintained by the Company for its non-employee directors, and reimbursement for certain fees of professional organizations.

         The term of the New Consulting Agreement is from March 15, 1996 until December 31, 2001. The term of the agreement extends for additional one year periods commencing January 1, 2002, and each January 1 thereafter, unless and until terminated by written notice given by either party to the other 12 months prior to each applicable termination date. All compensation payable by the Company under the New Consulting Agreement is payable 80% to Sterling Advisors and 20% to EVP. The New Consulting Agreement provides that Sterling Advisors and EVP (or their respective principals) will receive in the aggregate options to purchase 25,000 shares of Common Stock during each year in which the New Consulting Agreement is in effect. Such options vest on December 31 of each year at an exercise price equal to the fair market value of the Common Stock on the preceding January 1 of the same year. The New Consulting Agreement also provides for the reimbursement of certain expenses incurred by Sterling Advisors and EVP on behalf of the Company.

         For the 18 month period commencing July 1, 1997 and ending December 31, 1998, Sterling Advisors and EVP agreed not to take any consulting fees which would otherwise be payable under the New Consulting Agreement and in lieu thereof the Company paid Sterling Advisors and EVP an aggregate of $750,000 in investment banking fees in connection with its March 1998 acquisition of J.C. Potter Sausage Company and the related financing. The New Consulting Agreement was further amended effective as of December 1, 1998 in connection with the December 1998 to February 1999 disposition of the beverage division. This amendment (the "Beverage Amendment") provided for an aggregate payment to Sterling Advisors and EVP of $260,000 for services provided in connection with the disposition of the beverage division, in lieu of all other base fees that would have been payable under the New Consulting Agreement for the period from January 1, 1999 through July 15, 1999. Subsequent to July 15, 1999, there is no consulting agreement in place with the Managers. It is expected that future payments to the Managers will be related to services provided for specific transactions entered into by the Company.

         The Company, Sterling Group and Messrs. Eric Becker, Steven Taslitz, Douglas Becker and Christopher Hoehn-Saric entered into a Non-Compete and Non-Disclosure Agreement containing certain non-competition and confidentiality provisions pursuant to which Sterling Group and Messrs. E. Becker, Taslitz, D. Becker and Hoehn-Saric agreed not to compete with the Company for a period ending one year after Sterling Group's consulting relationship with the Company is terminated, nor will they solicit for employment any director, stockholder or certain employees of the company during such period. This agreement also provides that neither Sterling Group nor these individuals will disclose any confidential information concerning the Company and its business to any other person or entity except as may be required by law.

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

                  2. The following exhibits are incorporated by reference as set forth below:

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATLANTIC PREMIUM BRANDS, LTD.


                                        By:     /s/ Thomas M. Dalton
                                             ---------------------------
                                             Thomas M. Dalton
                                             Senior Vice President
                                             and Chief Financial Officer
Dated as of April 27, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                      TITLE                                  DATE
               ---------                                      -----                                  ----
         /s/ Eric D. Becker                  Director                                           April 27, 2000
-----------------------------------------
             Eric D. Becker


         /s/ Thomas M. Dalton                Senior Vice President and Chief Financial          April 27, 2000
-----------------------------------------    Officer (principal financial and
            Thomas M. Dalton                 accounting officer)


         /s/ Merrick M. Elfman               Director                                           April 27, 2000
-----------------------------------------
           Merrick M. Elfman


           /s/ Brian Fleming                 Director                                           April 27, 2000
-----------------------------------------
             Brian Fleming


           /s/ John T. Hanes                 Director                                           April 27, 2000
-----------------------------------------
             John T. Hanes


            /s/ Rick Inatome                 Director                                           April 27, 2000
-----------------------------------------
              Rick Inatome


                                             Director                                           April __, 2000
-----------------------------------------
          G. Cook Jordan, Jr.


                                             Director                                           April __, 2000
-----------------------------------------
             John A. Miller


           /s/ Alan F. Sussna                Chief Executive Officer and Director               April 27, 2000
-----------------------------------------    (principal executive officer)
             Alan F. Sussna

           /s/ Steven M. Taslitz             Director                                           April 27 2000
-----------------------------------------
           Steven M. Taslitz


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