Form 10-Q
period 2000-03-31
ATLANTIC PREMIUM BRANDS LTD
filed 2000-05-15
CIK 912609

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-13747


                          ATLANTIC PREMIUM BRANDS, LTD.
             ------------------------------------------------------
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


As of May 8, 2000, there were outstanding 6,751,758 shares of Common Stock, par value $.01 per share, of the Registrant.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.




                          ATLANTIC PREMIUM BRANDS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                   (in thousands, except shares and par value)


                                                                                         (Unaudited)
                                                                            December 31,  March 31,
                                                                               1999         2000
                                                                            ------------  ---------
                                     ASSETS
Current assets:
    Cash                                                                     $  1,841    $  1,612
    Accounts receivable, net of allowance for doubtful accounts
       of $348 and $191, respectively                                           9,623       8,868
    Inventory                                                                   5,610       6,279
     Prepaid expenses and other current assets                                    475         489
     Deferred income taxes                                                        587         587
    Net assets of discontinued operations                                         276         276
                                                                             --------    --------

          Total current assets                                                 18,412      18,111

Property, plant and equipment, net                                             12,549      12,567

Intangible assets, net                                                         13,153      13,062

Other assets, net                                                                 437         404
                                                                             --------    --------
          Total assets                                                       $ 44,551    $ 44,144
                                                                             ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                           $  2,963    $  3,560
    Notes payable under line of credit                                            751       4,995
    Current maturities of long-term debt                                        1,964       3,479
    Accounts payable                                                           10,572       6,232
    Accrued expenses                                                            1,222         679
                                                                             --------    --------

          Total current liabilities                                            17,472      18,945

Long-term debt, net of current maturities                                      15,986      14,156

Deferred income taxes                                                               5           5

Put warrants                                                                    1,435       1,435
                                                                             --------    --------

          Total liabilities                                                    34,898      34,541

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued or outstanding                                                --          --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,845,069 and 6,751,758 shares issued and outstanding, respectively         68          68

    Additional paid-in capital                                                 10,898      10,665
    Accumulated deficit                                                        (1,313)     (1,130)
                                                                             --------    --------

          Total stockholders' equity                                            9,653       9,603
                                                                             --------    --------

          Total liabilities and stockholders' equity                         $ 44,551    $ 44,144
                                                                             ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                 Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                  1999         2000
                                                               ----------   ----------
Net sales                                                      $   45,907   $   51,408

Cost of goods sold                                                 39,331       44,928
                                                               ----------   ----------

          Gross profit                                              6,576        6,480
                                                               ----------   ----------

Selling, general and administrative expenses:
    Salaries and benefits                                           2,347        2,716
    Other operating expenses                                        2,329        2,384
    Depreciation and amortization                                     488          536
                                                               ----------   ----------

          Total selling, general and administrative expenses        5,164        5,636

                                                               ----------   ----------

          Income from operations                                    1,412          844

Interest expense                                                      584          626

Other income, net                                                      77          112
                                                               ----------   ----------

               Income before income taxes                             905          330

Income tax expense                                                    371          147
                                                               ----------   ----------
               Net income                                      $      534   $      183
                                                               ==========   ==========

Income per common share-

    Basic and diluted                                          $     0.07   $     0.03
                                                               ==========   ==========

    Weighted average common shares:

       Basic                                                    7,412,583    6,812,197
                                                               ==========   ==========

       Diluted                                                  7,598,844    7,012,546
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

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                       1999      2000
                                                                     --------  --------
Cash Flows from Operating Activities:
    Net income                                                      $   534    $   183
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
       Depreciation and amortization                                    549        598
       Decrease in accounts receivable, net                             224        755
       Increase in inventory                                           (777)      (669)
       Increase in prepaid expenses and other current assets
                                                                        (23)       (14)
       (Decrease) increase in accounts payable                          975     (4,340)
       Decrease in accrued expenses and
           other current liabilities                                   (945)      (553)
                                                                    -------    -------
              Net cash provided by (used in) operating activities       537     (4,040)
                                                                    -------    -------

Cash Flows from Investing Activities:
    Acquisition of property, plant and equipment                       (243)      (430)
    Purchase of common stock                                           --         (233)
                                                                    -------    -------

              Net cash used in investing activities                    (243)      (663)
                                                                    -------    -------

Cash Flows from Financing Activities:
    Increase (decrease) in bank overdraft                            (2,191)       597

     Net borrowings under line of credit                              1,115      4,244
    Payments of term debt and notes payable                            (311)      (367)
                                                                    -------    -------

              Net cash flows provided by (used in) financing
                  activities                                         (1,387)     4,474
                                                                    -------    -------

Net cash provided by discontinued operations                            357       --
                                                                    -------    -------

Net decrease in cash                                                   (736)      (229)

Cash, beginning of period                                             1,774      1,841
                                                                    -------    -------

Cash, end of period                                                 $ 1,038    $ 1,612
                                                                    =======    =======


                These accompanying notes are an integral part of
                    these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 2000


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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for interim periods are not necessarily indicative of the operating results expected for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K and Form 10K/A dated March 26, 2000 and April 28, 2000, respectively.

Inventory

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods and packaging supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:


                         December 31,        March 31,
(in thousands)               1999              2000
                         ------------        ---------
Raw materials            $  423                $  466
Finished goods            3,821                 4,338
Packaging supplies        1,366                 1,475
                         ------                ------
       Total inventory   $5,610                $6,279
                         ======                ======

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

Income Per Common Share

The weighted average shares used to calculate basic and diluted income per common share for the three-month periods ended March 31, 1999 and 2000, are as follows:

                                                    Three Months Ended
                                                         March  31,
                                                   ----------------------
                                                      1999        2000
                                                   ---------   ----------

Weighted average shares outstanding for basic      7,412,583   6,812,197
income per common share

Dilutive effect of common stock options              186,261     200,349
                                                   ---------   ---------

Weighted average shares outstanding for dilutive
income per common share
                                                   7,598,844   7,012,546
                                                   =========   =========


Options to purchase 1,281,192 and 1,165,209 shares of common stock at prices ranging from $2.50 to $6.50 per share were outstanding during the first quarter of 1999 and 2000, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares during the quarter.

Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock, as of March 31, 1999 and 2000 at $3.38 per share were outstanding during the first quarter of 1999 and 2000 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common shares during the quarter.

Reclassifications

Certain prior year amounts have been reclassified from amounts previously reported to conform with the 2000 presentation.

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

3.    DISCONTINUED OPERATIONS:

During the fourth quarter of 1998, the Company decided to sell substantially all the assets of its beverage division. The sale was recorded in three separate transactions. Effective December 1, 1998, certain assets were sold for cash of approximately $2.2 million. Effective January 11, 1999, additional assets were sold for cash of approximately $900,000. Effective February 2, 1999 the Company completed its disposition of the Beverage Division when it sold the remaining assets for approximately $400,000 in cash and notes. The remaining net assets of discontinued operations at March 31, 2000 are comprised of trade receivables and rent deposits.

4.    DEBT REFINANCING:

On March 20, 1998, the Company refinanced its senior revolver and term debt. The debt consists of an $11 million term note, a $15 million line of credit and $6.5 million senior subordinated note with detachable warrants with a put option.

The term debt bears interest at either the bank's prime rate plus 1% or Adjusted LIBOR plus 2.5%, at the Company's option. This loan is due in varying amounts monthly through March 2003 and is secured by all assets of the Company.

Under the terms of the line of credit agreement, the Company is permitted to borrow up to $15 million subject to advance formulas based on accounts receivable, inventory and letter of credit obligations outstanding through March 2003. Amounts borrowed are due on demand and bear interest at an annual rate equal to either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%. Interest is payable monthly and amounts are secured by all assets of the Company.

The $6.5 million senior subordinated note, maturing on March 31, 2005, bears interest at 10% per annum. Principal is payable in quarterly installments beginning June 30, 2003. The subordinated debt was issued with detachable warrants with a put option to purchase 666,947 shares of nonvoting common stock at $3.38 and a contingent warrant to purchase up to a maximum of 428,753 shares of nonvoting common stock at $3.38 per share based upon the equity value of the Company on certain dates. The warrants have been recorded at an estimated fair value of $1,435,000, resulting in a discount on the senior subordinated note of the same amount. This discount is being amortized over the seven-year term of the note as additional interest expense.

5.    SEGMENTS

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

Summarized financial information, by business segment, for the three months ended are as follows:

(in thousands)


                                                 Three Months
                                        --------------------------------
                                        March 31, 1999    March 31, 2000
                                        --------------    --------------
Net sales to external customers:
        Food Processing                    $ 11,447            $ 14,500
        Food Distribution                    34,460              36,908
                                           --------            --------
                                             45,907              51,408
                                           ========            ========



Interest expense:
        Food Processing                          35                  37
        Food Distribution                        32                  34
        Corporate                               517                 555
                                           --------            --------
                                                584                 626
                                           ========            ========



Depreciation and amortization:
        Food Processing
        Food Distribution                       396                 434
        Corporate                                63                  69
                                                 29                  33
                                           --------            --------
                                                488                 536
                                           ========            ========


Income before income taxes:
        Food Processing                       1,144                 774
        Food Distribution                       718                 660
        Corporate                              (957)             (1,104)
                                           --------            --------
                                           $    905            $    330
                                           ========            ========

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

         QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

                  Net Sales. Net sales increased by $5.5 million or 12.0% from $45.9 million for the quarter ended March 31, 1999 to $51.4 million for the quarter ended March 31, 2000. The increase in net sales was primarily due to increases in both the volume and the average selling price of the Company's products. The increase in the average selling price primarily reflected the increase in the cost of certain of the Company's raw materials. Sales also increased as a result of the continuing rollout of new branded product lines in new markets.

                  Gross Profit. Gross profit decreased by $0.1 million or 1.5% from $6.6 million for the quarter ended March 31, 1999 to $6.5 million for the quarter ended March 31, 2000. Gross profit as a percentage of net sales decreased from 14.3% for the quarter ended March 31, 1999 to 12.6% for the quarter ended March 31, 2000. This decrease primarily reflects the increase in the prices of certain of the Company's raw materials over those paid in the first quarter of 1999 for both the Food Processing segment and the Food Distribution segment. Pork prices have a significant impact on the Company's cost of goods sold and higher pork prices in the first quarter of 2000 negatively impacted gross profit as compared to 1999.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million from $5.2 million for the quarter ended March 31, 1999 to $5.6 million for the quarter ended March 31, 2000. Selling, general and administrative expenses as a percentage of net sales decreased from 11.2% for the quarter ended March 31, 1999 to 11.0% for the quarter ended March 31, 2000. The dollar increase reflects increased levels of salaries and benefits, an increase in the size of the direct store delivery fleet, and increases in the costs of distributing the Company's products, primarily the cost of fuel.

                  Income from Operations. Income from operations decreased $0.6 million from $1.4 million for the quarter ended March 31, 1999 to $0.8 million for the quarter ended March 31, 2000. This decrease is attributable to factors discussed above.

                  Interest Expense. Interest expense was $0.6 million for both the quarter ended March 31, 1999 and for the quarter ended March 31, 2000.

                  Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the quarters ended March 31, 1999 and 2000, the Company recorded no additional interest expense, as the fair value of the warrants did not increase.

                  Income tax expense. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of goodwill.


LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the quarter ended March 31, 2000 was $4.0 million. The cash used by operating activities was primarily the result of a decrease in accounts payable and accrued expenses and an increase in inventory, partially offset by net income, depreciation and amortization and a decrease in accounts receivable. Net cash provided by operating activities for the quarter ended March 31, 1999 was $0.5 million. This amount was principally the result of net income, depreciation and amortization, and an increase in accounts payable, partially offset by a decrease in accrued expenses and an increase in inventory.

         Cash used in investing activities for the quarters ended March 31, 1999 and 2000 were $0.2 million and $0.7 million, respectively, which was primarily related to capital expenditures.

         Cash provided by financing activities in the quarter ended March 31, 2000 was $4.5 million, primarily related to borrowings under the Company's line of credit offset by a decrease in the Company's bank overdraft and payments under term debt and notes payable. Cash provided by financing activities in the quarter ended March 31, 1999 was $1.4 million, principally affected by borrowings under the Company's line of credit, offset by a decrease in the Company's bank overdraft and payments under term debt and notes payable.

         As of March 31, 1999 and 2000, the Company had outstanding under the Fleet Facility approximately $10.1 million and $8.6 million, respectively, in term debt and approximately $2.7 million and $5.0 million, respectively, in line-of-credit borrowings. The Company owed $6.5 million to Bank One under the Senior Subordinated Note, and approximately $2.7 million of subordinated debt to former owners of Prefco, Richard's, Grogan's and Partin's. The Senior Subordinated Note bears interest at 10% per annum. The subordinated debt owed to former owners bears interest at an average rate of approximately 7.7% per annum. The term debt and line of credit agreement under the Fleet Facility bear annual interest at either the bank's prime rate plus 1% (8.75% and 10.00% at March 31, 1999 and 2000, respectively) or adjusted LIBOR plus 2.5%, at the Company's option.

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

         As of March 31, 2000, the Company believes that cash generated from operations and bank borrowings will be sufficient to fund its debt service, working capital requirements and capital expenditures as currently contemplated for 2000. However, the Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's ability to continue to comply with covenants in the Fleet Facility. The Company's ability to continue to comply with the covenants in the Fleet Facility will depend on a number of factors, certain of which are beyond the Company's control, including but not limited to, successful integration of acquired businesses and implementation of its business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on its future operating performance. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the Fleet Facility.

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

         The Company's exposure to interest rate risk relates primarily to its debt obligations and temporary cash investments. The Company does not use, and has not in the past year used, any derivative financial instruments relating to the risk associated with changes in interest rates.

         The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the quarters ended March 31, 1999 and 2000, the Company recorded no additional interest expense, as the estimated fair value of the warrants did not exceed the carrying value of the warrants.

         The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1999 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and now effective under SFAS 137 beginning after June 15, 2000. The Company is required to comply with SFAS in fiscal 2001. The Company generally does not use derivative financial instruments and other than the warrants with a put option (Note 4) there were no such instruments outstanding as of March 31, 2000.

FORWARD LOOKING STATEMENTS

         The Company wants to provide stockholders and investors with more meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains forward-looking information and describes the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward looking" statements by words such as "believes," "will depend," "to continue to," "intends" and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of the Company's business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the warrants with the put option on the Company's net income and effective tax rate; the Company's ability to raise additional capital; sensitivity to such factors as weather and raw material costs. Readers are encouraged to review the Company's Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. The Company assumes no obligation to update the information contained in this Quarterly Report on Form 10-Q.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See the heading "Quantitative and Qualitative Disclosures About Market Risk" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                           ATLANTIC PREMIUM BRANDS, LTD.

      Dated as of May 12, 2000             By: /s/ THOMAS M. DALTON
                                               -------------------------------
                                               Thomas M. Dalton, Chief Financial
                                               Officer and Senior Vice President
                                               (On behalf of Registrant and as
                                               Chief Accounting Officer)

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