Form 10-Q
period 2000-06-30
ATLANTIC PREMIUM BRANDS LTD
filed 2000-08-14
CIK 912609

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 2000

         { } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from __________ to __________

                        Commission File Number: 1-13747


                         ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                DELAWARE                                     36-3761400
    -------------------------------                    ---------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

      650 DUNDEE ROAD, SUITE 370
         NORTHBROOK, ILLINOIS                                   60062
----------------------------------------                ---------------------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (847) 412-6200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 7, 2000, there were outstanding 6,696,858 shares of Common Stock, par value $.01 per share, of the Registrant.

                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                         ATLANTIC PREMIUM BRANDS, LTD.
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands, except shares and par value)

                                                                                     DECEMBER 31,         JUNE 30,
                                                                                         1999               2000
                                                                                   ---------------       ----------
                                    ASSETS                                                               (Unaudited)
                                    ------
Current assets:
    Cash                                                                                  $ 1,841            $ 1,229
    Accounts receivable, net of allowance for doubtful accounts
       of $348 and $196, respectively                                                       9,623             10,677
    Inventory                                                                               5,610              6,755
     Prepaid expenses and other current assets                                                475                481
     Deferred income taxes                                                                    587                587
    Net assets of discontinued operations                                                      78                 67
                                                                                          -------           --------
          Total current assets                                                             18,214             19,796

Property, plant and equipment, net                                                         12,549             12,417

Intangible assets, net                                                                     13,153             12,971

Other assets, net                                                                             437                378
                                                                                          -------           --------

          Total assets                                                                    $44,353            $45,562
                                                                                          =======            =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                                        $ 2,963            $ 3,843
    Notes payable under line of credit                                                        751              6,015
    Current maturities of long-term debt                                                    1,964              3,594
    Accounts payable                                                                       10,572              7,581
    Accrued expenses                                                                        1,024                162
                                                                                          -------           --------

          Total current liabilities                                                        17,274             21,195

Long-term debt, net of current maturities                                                  15,986             13,558

Deferred income
taxes                                                                                           5                  5


Put warrants                                                                                1,435              1,435
                                                                                          -------           --------

          Total liabilities                                                                34,700             36,193
Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued or outstanding                                                               -                  -
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,845,069 and 6,751,358 shares issued and outstanding, respectively                      68                 68
    Additional paid-in capital                                                              10,898             10,662
    Accumulated deficit                                                                     (1,313)            (1,361)
                                                                                           -------           --------
          Total stockholders' equity                                                         9,653              9,369
                                                                                           -------           --------
          Total liabilities and stockholders' equity                                       $44,353            $45,562
                                                                                           =======            ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ATLANTIC PREMIUM BRANDS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                       -----------------------
                                                           1999        2000
                                                       -----------   ---------

Net sales                                                 $ 47,393    $ 54,341

Cost of goods sold                                          41,396      48,486
                                                       -----------   ---------

          Gross profit                                       5,997       5,855
                                                       -----------   ---------

Selling, general and administrative expenses:
    Salaries and benefits                                    2,177       2,572
    Other operating expenses                                 2,378       2,333
    Depreciation and amortization                              513         590
                                                       -----------   ---------

          Total selling, general and
              administrative expenses                        5,068       5,495
                                                       -----------   ---------


          Income from operations                               929         360

Interest expense                                               634         705

Other income, net                                               95         107
                                                       -----------   ---------

               Income (loss) before income taxes               390        (238)

Income tax expense (benefit)                                    94          (7)
                                                       -----------   ---------

               Net income (loss)                            $  296     $  (231)
                                                       ===========   =========

Income (loss) per common share

    Basic  and diluted:                                   $  0.04     $  (0.03)
                                                       ===========   =========

    Weighted average common shares:

       Basic                                             7,100,175   6,751,358
                                                       ===========   =========

       Diluted                                           7,259,650   6,751,358
                                                       ===========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ATLANTIC PREMIUM BRANDS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (in thousands, except share and per share data)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                     --------------------------
                                                       1999              2000
                                                     --------          --------

Net sales                                            $ 93,300          $105,750

Cost of goods sold                                     80,727            93,414
                                                     --------          --------

          Gross profit                                 12,573            12,336
                                                     --------          --------
Selling, general and administrative expenses:
    Salaries and benefits                               4,400             5,288
    Other operating expenses                            4,831             4,717
    Depreciation and amortization                       1,001             1,127
                                                     --------          --------
          Total selling, general and                   10,232            11,132
                administrative expenses              --------          --------

          Income from operations                        2,341             1,204

Interest expense                                        1,218             1,331

Other income, net                                         172               219
                                                     --------          --------
               Income before income taxes               1,295                92

Income tax expense                                        465               140
                                                     --------          --------
          Net income (loss)                           $   830          $    (48)
                                                     ========          ========
Income (loss) per common share:

    Basic and diluted:                                $  0.11          $  (0.01)
                                                     ========          ========
    Weighted average common shares:

       Basic                                        7,256,379        6,781,777
                                                    =========        =========
       Diluted                                      7,435,513        6,781,777
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

                         ATLANTIC PREMIUM BRANDS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          -------------------------
                                                                                              1999          2000
                                                                                          ----------      ---------
Cash Flows from Operating Activities:
    Net income (loss)                                                                     $   830          $    (48)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                        1,001             1,127
       Decrease (increase) in accounts receivable, net                                      2,174            (1,054)
       Increase in inventory                                                               (1,416)           (1,145)
       Decrease (increase) in prepaid expenses and other current assets                     1,412                (6)
       (Decrease) increase in accounts payable                                              1,385            (2,991)
       Decrease in accrued expenses and
           other current liabilities                                                       (3,498)             (746)
                                                                                       ----------         ---------


              Net cash provided by (used in) operating activities                           1,988            (4,863)
                                                                                       ----------         ---------
Cash Flows from Investing Activities:
    Acquisition of property, plant and equipment                                           (1,021)             (747)
    Purchase of common stock                                                               (1,376)             (235)
                                                                                       ----------         ---------
              Net cash used in investing activities                                        (2,397)             (982)
                                                                                       ----------         ---------
Cash Flows from Financing Activities:
    Increase (decrease) in bank overdraft                                                  (1,738)              880
    Net borrowings under line of credit                                                     2,360             5,264
    Payments of term debt and notes payable                                                  (650)             (922)
                                                                                       ----------         ---------
              Net cash provided by (used in) financing
                  activities                                                                  (28)            5,222
                                                                                       ----------         ---------
Net cash (used) provided in discontinued operations                                           (97)               11
                                                                                       ----------         ---------
Net decrease in cash                                                                         (534)             (612)

Cash, beginning of period                                                                   1,774             1,841
                                                                                       ----------         ---------
Cash, end of period                                                                      $  1,240          $  1,229
                                                                                       ==========         =========

             These accompanying notes are an integral part of these
                       consolidated financial statements.

                         ATLANTIC PREMIUM BRANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 2000


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

Inventory

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods and packaging supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:

                                        DECEMBER 31,       JUNE 30,
    (in thousands)                          1999             2000
                                      ---------------     ----------
    Raw materials                          $  423           $  497
    Finished goods                          3,821            4,658
    Packaging supplies                      1,366            1,600
                                      --------------      -----------

           Total inventory                 $5,610           $6,755
                                      ==============      ===========

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

Income Per Common Share

The weighted average shares used to calculate basic and diluted income per common share for the three-month and six-month periods ended June 30, 1999 and 2000, are as follows:


                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                                   1999           2000          1999           2000
                                                   ----           ----          ----           ----


Weighted average shares outstanding for
basic income per common share                     7,100,175     6,751,358      7,256,379     6,781,777



Dilutive effect of common stock options             159,475       234,845        179,134       218,165
                                                    -------       -------        -------       -------


Weighted average shares outstanding for
diluted income per common share                   7,259,650     6,986,203      7,435,513     6,999,942
                                                  =========     =========      =========     =========


Options to purchase 1,316,763 and 1,194,659 shares of common stock at prices ranging from $2.81 to $6.50 per share were outstanding during the second quarter of 1999 and 2000, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares during the quarter.

Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock, as of June 30, 1999 and 2000 at $3.38 per share were outstanding during the second quarter of 1999 and 2000 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common shares during the quarter.

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

3.    DISCONTINUED OPERATIONS:
      ------------------------

During the fourth quarter of 1998, the Company decided to sell substantially all the assets of its beverage division. The sale was recorded in three separate transactions. Effective December 1, 1998, certain assets were sold for cash of approximately $2.2 million. Effective January 11, 1999, additional assets were sold for cash of approximately $900,000. Effective February 2, 1999 the Company completed its disposition of the beverage division when it sold the remaining assets for approximately $400,000 in cash and notes. The remaining net assets of discontinued operations at June 30, 2000 are comprised of trade receivables and rent deposits.

4.   DEBT REFINANCING:
     ----------------

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

5.   SEGMENTS
     --------
The Company's operations have been classified into two business segments: food processing and food distribution. The food processing segment includes the processing and sales of sausages and related food products to distributors and retailers in Louisiana, Texas, Kentucky, Oklahoma and other surrounding states. The food distribution segment includes the purchasing, marketing, and distribution of packaged meat products to retailers and restaurants, located primarily in Texas.

Summarized financial information, by business segment, for the three months ended are as follows:

(in thousands)

                                                 THREE MONTHS ENDED
                                                 ------------------
                                        JUNE 30,                     JUNE 30,
                                          1999                         2000
                                          ----                         ----
Net sales to external customers:
        Food Processing                 $11,841                       $15,155
        Food Distribution                35,552                        39,186
                                         ------                        ------
                                         47,393                       $15,155
                                         ======                       =======

Interest expense:
        Food Processing                      47                            38
        Food Distribution                    33                            33
        Corporate                           554                           634
                                            ---                           ---
                                            634                           705
                                            ===                           ===
Depreciation and amortization:
        Food Processing                     418                           488
        Food Distribution                    63                            70
        Corporate                            32                            32
                                             --                            --
                                            513                           590
                                            ===                           ===
Income (loss) before income taxes:
        Food Processing                     979                           293
        Food Distribution                   462                           707
        Corporate                        (1,051)                       (1,238)
                                          -------                      -------
                                         $  390                         $(238)

                                         =======                        ======

Summarized financial information, by business segment, for the six months ended are as follows:

(in thousands)
                                                     SIX MONTHS ENDED
                                                     ----------------
                                       JUNE 30, 1999            JUNE 30, 2000
                                       -------------            -------------
Net sales to external customers:
        Food Processing                     $ 23,288                 $ 29,655
        Food Distribution                     70,012                   76,095
                                              ------                   ------
                                              93,300                  105,750
                                              ======                  =======
Interest expense:
        Food Processing                           82                       76
        Food Distribution                         65                       66
        Corporate                              1,071                    1,189
                                               -----                    -----
                                               1,218                    1,331
                                               =====                    =====
Depreciation and amortization:
        Food Processing                          813                      922
        Food Distribution                        126                      138
        Corporate                                 62                       67
                                                  --                       --
                                               1,001                    1,127
                                               =====                    =====
Income (loss) before income taxes:
        Food Processing                        2,123                    1,068
        Food Distribution                      1,180                    1,366
        Corporate                             (2,008)                  (2,342)
                                             -------                  -------
                                             $ 1,295                    $  92
                                             =======                    =====

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

         In conjunction with the new corporate strategy, during 1998 the Company also completed the sale of substantially all the assets of its beverage division, which operated as a distributor of non-alcoholic beverages in the Baltimore and Washington D.C. metropolitan areas. The disposition occurred in three transactions on December 1, 1998, January 11, 1999 and February 2, 1999.

RESULTS OF OPERATIONS

         All of the acquisitions in 1996 and 1998 were recorded utilizing the purchase method of accounting. Therefore, results of the acquired businesses prior to the effective date of such acquisitions are not included in the Company's Results of Operations.

         QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

         Net Sales. Net sales increased by $6.9 million or 14.7% from $47.4 million for the quarter ended June 30, 1999 to $54.3 million for the quarter ended June 30, 2000. The increase in net sales was primarily due to increases in both the volume and the average selling price of the Company's products. The increase in the average selling price primarily reflected the increase in the cost of certain of the Company's raw materials. Sales also increased as a result of the continuing rollout of new branded product lines in new markets.

         Gross Profit. Gross profit decreased by $0.1 million or 2.4% from $6.0 million for the quarter ended June 30, 1999 to $5.9 million for the quarter ended June 30, 2000. Gross profit as a percentage of net sales decreased from 12.7% for the quarter ended June 30, 1999 to 10.8% for the quarter ended June 30, 2000. This decrease primarily reflects the increase in the prices of certain of the Company's raw materials over those paid in the second quarter of 1999 for both the Food Processing segment and the Food Distribution segment. Pork prices have a significant impact on the Company's cost of goods sold and higher pork prices in the second quarter of 2000 negatively impacted gross profit as compared to 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million from $5.1 million for the quarter ended June 30, 1999 to $5.5 million for the quarter ended June 30, 2000. Selling, general and administrative expenses as a percentage of net sales decreased from 10.7% for the quarter ended June 30, 1999 to 10.1% for the quarter ended June 30, 2000. The dollar increase reflects increased levels of salaries and benefits, an increase in the size of the direct store delivery fleet, and increases in the costs of distributing the Company's products, primarily the cost of fuel.

         Income from Operations. Income from operations decreased $0.5 million from $0.9 million for the quarter ended June 30, 1999 to $0.4 million for the quarter ended June 30, 2000. This decrease is attributable to factors discussed above.

         Interest Expense. Interest expense increased $0.1 million from $0.6 million for the quarter ended June 30, 1999 to $0.7 million for the quarter ended June 30, 2000. The increase was primarily due to an increase in the Company's cost of variable-rate borrowings and the related outstanding balances.

         Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the quarters ended June 30, 1999 and 2000, the Company recorded no additional interest expense, as the fair value of the warrants did not increase.

         Income Tax Expense (Benefit). The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of goodwill amortization.

         SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30,
1999

         Net Sales. Net sales increased by approximately $12.5 million or 13.3% from approximately $93.3 million for the six months ended June 30, 1999 to approximately $105.8 million for the six months ended June 30, 2000. Sales of the Company's Food Processing segment increased by approximately 27.3%, primarily resulting from the acquisition of new customers, while sales of the Company's Food Distribution segment increased by approximately 8.6% primarily as a result of the increased average selling price of the Company's products due to the increased cost of certain of the Company's raw materials.

         Gross Profit. Gross profit decreased by approximately $0.3 million or 2.3% from approximately $12.6 million for the six months ended June 30, 1999 to approximately $12.3 million for the six months ended June 30, 2000. Gross profit as a percentage of net sales decreased from 13.5% for the six months ended June 30, 1999 to 11.7% for the six months ended June 30, 2000. These decreases primarily reflect the availability of certain of the Company's raw materials at prices significantly higher than those paid in the first six months of 1999 for both the Food Processing segment and the Food Distribution segment. Pork prices have a significant impact on the Company's cost of goods sold and higher pork prices in the first half of 2000 negatively impacted gross profit as compared to 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $0.9 million or 8.8% from approximately $10.2 million for the six months ended June 30, 1999 to approximately $11.1 million for the six months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 11.0% for the six months ended June 30, 1999 to 10.5% for the six months ended June 30, 2000. The dollar increase reflects increased levels of salaries and benefits, an increase in the size of the direct store delivery fleet, and increases in the costs of distributing the Company's products, primarily the cost of fuel.

         Income from Operations. Income from operations decreased by approximately $1.1 million from approximately $2.3 million for the six months ended June 30, 1999 to approximately $1.2 million for the six months ended June 30, 2000. This decrease is attributable to the factors discussed above.

         Interest Expense. Interest expense increased by approximately $0.1 million or 9.3% from approximately $1.2 million for the six months ended June 30, 1999 to approximately $1.3 million for the six months ended June 30, 2000. The increase was primarily due to an increase in the Company's cost of variable-rate borrowings and the related outstanding balances.

         Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the six months ended June 30, 1999 and 2000, the Company recorded no additional interest expense, as the fair value of the warrants did not increase.

         Income Tax Expense. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the six months ended June 30, 2000 was $4.8 million. The cash used in operating activities was primarily the result of a decrease in accounts payable and accrued expenses and an increase in accounts receivable and inventory, partially offset by depreciation and amortization. Net cash provided by operating activities for the six months ended June 30, 1999 was $2.0 million. This amount was principally the result of net income, depreciation and amortization, an increase in accounts payable and a decrease in accounts receivable and prepaid expenses. This was partially offset by a decrease in accrued expenses and an increase in inventory.

         Cash used in investing activities for the six months ended June 30, 1999 and 2000 were $2.4 million and $1.0 million, respectively, which was related to capital expenditures and the repurchase of the Company's common stock.

         Cash provided by financing activities in the six months ended June 30, 2000 was $5.2 million, primarily related to borrowings under the Company's line of credit and an increase in the Company's bank overdraft, partially offset by payments under term debt and notes payable. Cash used in financing activities in the six months ended June 30, 1999 was negligible, principally affected by borrowings under the Company's line of credit, offset by a decrease in the Company's bank overdraft and payments under term debt and notes payable.

         As of June 30, 1999 and 2000, the Company had outstanding under the Fleet Facility approximately $9.8 million and $8.1 million, respectively, in term debt and approximately $3.9 million and $6.0 million, respectively, in line of credit borrowings. The Company owed $6.5 million to Bank One under the Senior Subordinated Note, and approximately $2.7 million of subordinated debt to former owners of Prefco, Richard's, Grogan's and Partin's. The Senior Subordinated Note bears interest at 10% per annum. The subordinated debt owed to former owners bears interest at an average rate of approximately 7.7% per annum. The term debt and line of credit agreement under the Fleet Facility bear annual interest at either the bank's prime rate plus 1% (9.00% and 10.75% at June 30, 1999 and 2000, respectively) or adjusted LIBOR plus 2.5%, at the Company's option.

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

         As of June 30, 2000, the Company believes that cash generated from operations and bank borrowings will be sufficient to fund its debt service, working capital requirements and capital expenditures as currently contemplated for 2000. However, the Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's ability to continue to comply with covenants in the Fleet Facility. The Company's ability to continue to comply with the covenants in the Fleet Facility will depend on a number of factors, certain of which are beyond the Company's control, including but not limited to, successful integration of acquired businesses and implementation of its business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on its future operating performance. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the Fleet Facility.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to certain market risks. These risks relate to commodity price fluctuations, interest rate changes, fluctuations in the value of the warrants with the put option, and credit risk.

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

         The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the six months ended June 30, 1999 and 2000, the Company recorded no additional interest expense, as the estimated fair value of the warrants did not exceed the carrying value of the warrants.

         The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establishes accounting and reporting standards for hedging activities and derivatives. As issued, SFAS 133 was effective for fiscal quarters beginning after June 15, 1999. In June 1999, SFAS 137 was issued effectively deferring the date of required adoption of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 and SFAS No. 138, as required, in fiscal year 2001. The Company generally does not use derivative financial instruments and other than the warrants with a put option (Note 4), there were no such instruments outstanding as of June 30, 2000.

FORWARD LOOKING STATEMENTS

         The Company wants to provide stockholders and investors with more meaningful and useful information. Therefore, this Form 10-Q contains forward-looking information and describes the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward looking" statements by words such as "believes," "will depend," "to continue to," "intends" and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of the Company's business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the put warrants on the Company's net income and effective tax rate; the Company's ability to raise additional capital; and sensitivity to such factors as weather and raw material costs. Readers are encouraged to review the Company's Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of some of these factors. The Company assumes no obligation to update the information contained in this Form 10-Q.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On July 13, 2000, the Company filed a Current Report on Form 8-K which disclosed that its Board of Directors had authorized the purchase of up to $400,000 of the Company's common stock in the open market or in privately negotiated transactions. As part of this stock repurchase program, on July 11, 2000, the Company purchased 130,236 shares from a former director, Rick Inatome, for $2.35 per share.

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

                                           ATLANTIC PREMIUM BRANDS, LTD.

Dated as of August 10, 2000                By:    /s/ THOMAS M. DALTON
                                                  ----------------------------
                                                  Thomas M.  Dalton,  Chief
                                                  Financial  Officer and Senior
                                                  Vice President  (On behalf of
                                                  Registrant  and as Chief
                                                  Accounting Officer)

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