Form 10-Q
period 2000-09-30
ATLANTIC PREMIUM BRANDS LTD
filed 2000-11-20
CIK 912609

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 2000

         { } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________

                        Commission File Number: 1-13747

                         ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                DELAWARE                                  36-3761400
   ---------------------------------            ------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

       650 DUNDEE ROAD, SUITE 370
          NORTHBROOK, ILLINOIS                               60062
----------------------------------------        -------------------------------
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


As of November 10, 2000, there were outstanding 6,603,374 shares of Common Stock, par value $.01 per share, of the Registrant.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                          ATLANTIC PREMIUM BRANDS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                   (in thousands, except shares and par value)


                                                                                               (Unaudited)
                                                                             December 31,      September 30,
                                                                                 1999              2000
                                                                             ------------      -------------
                                     ASSETS
Current assets:
    Cash                                                                       $  1,841           $    814
    Accounts receivable, net of allowance for doubtful accounts
       of $348 and $198, respectively                                             9,623              6,945
    Inventory                                                                     5,610              6,155
    Prepaid expenses and other current assets                                       475                775
    Income taxes receivable                                                         390                790
    Deferred income taxes                                                           587                587
    Net assets of discontinued operations                                            78                 77
                                                                               --------           --------
          Total current assets                                                   18,604             16,143
Property, plant and equipment, net                                               12,549             12,215
Intangible assets, net                                                           13,153             12,879
Other assets, net                                                                   437                358
                                                                               --------           --------
          Total assets                                                         $ 44,743           $ 41,595
                                                                               ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                             $  2,963           $  2,096
    Notes payable under line of credit                                              751              7,052
    Current maturities of long-term debt (Note 5)                                 1,964             16,699
    Accounts payable                                                             10,572              4,749
    Accrued expenses                                                              1,414                941
                                                                               --------           --------
          Total current liabilities                                              17,664             31,537
Long-term debt, net of current maturities                                        15,986               --
Deferred income taxes                                                                 5                  5
Put warrants                                                                      1,435              1,435
                                                                               --------           --------
          Total liabilities                                                      35,090             32,977

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued or outstanding                                                  --                 --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,845,069 and 6,604,174 shares issued and outstanding, respectively
                                                                                     68                 66
    Additional paid-in capital                                                   10,898             10,323
    Accumulated deficit                                                          (1,313)            (1,771)
                                                                               --------           --------
          Total stockholders' equity                                              9,653              8,618
                                                                               --------           --------
          Total liabilities and stockholders' equity                           $ 44,743           $ 41,595
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

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                          Three Months Ended
                                                                             September 30,
                                                                     --------------------------
                                                                         1999           2000
                                                                     -----------    -----------
Net sales                                                            $    48,990    $    39,658
Cost of goods sold                                                        42,479         33,963
                                                                     -----------    -----------
          Gross profit                                                     6,511          5,695
                                                                     -----------    -----------
Selling, general and administrative expenses:
    Salaries and benefits                                                  2,317          2,665
    Other operating expenses                                               2,625          2,623
    Depreciation and amortization                                            544            585
                                                                     -----------    -----------
          Total selling, general and administrative expenses               5,486          5,873
                                                                     -----------    -----------
    Income (loss) from operations                                          1,025           (178)
Interest expense                                                             648            695
Other income, net                                                            109             92
                                                                     -----------    -----------
    Income (loss) from continuing operations before income taxes             486           (781)
Income tax expense (benefit)                                                 226           (286)
                                                                     -----------    -----------
    Income (loss) from continuing operations                         $       260    $      (495)
Loss from discontinued operations                                            --            (114)
                                                                     -----------    -----------
    Net income (loss)                                                        260           (609)
                                                                     -----------    -----------
Income (loss) per common share:
    Basic and diluted:
       Income (loss) from continuing operations                      $      0.04    $     (0.07)
       Loss from discontinued operations                                     --           (0.02)
                                                                     -----------    -----------
       Net income (loss)                                             $      0.04    $     (0.09)
                                                                     ===========    ===========
    Weighted average common shares:
       Basic                                                           6,838,773      6,632,683
                                                                     ===========    ===========
       Diluted                                                         6,963,012      6,632,683
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

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                    -------------------------
                                                                        1999          2000
                                                                    -----------   -----------
Net sales                                                           $   142,289   $   145,407
Cost of goods sold                                                      123,206       127,377
                                                                    -----------   -----------
          Gross profit                                                   19,083        18,030
                                                                    -----------   -----------
Selling, general and administrative expenses:
    Salaries and benefits                                                 7,076         7,953
    Other operating expenses                                              7,095         7,227
    Depreciation and amortization                                         1,546         1,712
                                                                    -----------   -----------
          Total selling, general and administrative expense              15,717        16,892
                                                                    -----------   -----------
    Income from operations                                                3,366         1,138
Interest expense                                                          1,866         2,026
Other income, net                                                           281           312
                                                                    -----------   -----------
Income (loss) from continuing operations before income
taxes and change in accounting principle                                  1,781          (576)
Income tax expense (benefit)                                                691           (91)
                                                                    -----------   -----------
    Income (loss) from continuing operations before
    change in accounting principle                                  $     1,090   $      (485)
Loss from discontinued operations                                          --            (114)
                                                                    -----------   -----------
    Income (loss) before change in accounting principle                   1,090          (599)
Change in accounting principle                                             --             141
                                                                    -----------   -----------
    Net income (loss)                                               $     1,090   $      (458)
                                                                    ===========   ===========
Income (loss) per common share:
    Basic and diluted:
      Income (loss) from continuing operations before
      change in accounting principle                                $      0.15   $     (0.07)
      Loss from discontinued operations                                    --           (0.02)
      Change in accounting principle                                       --            0.02
                                                                    -----------   -----------
      Net income (loss)                                             $      0.15   $     (0.07)
                                                                    ===========   ===========
    Weighted average common shares:
      Basic                                                           7,117,177     6,732,076
                                                                    ===========   ===========
      Diluted                                                         7,279,042     6,732,076
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

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                           Nine Months Ended
                                                                              September 30,
                                                                           ------------------
                                                                             1999      2000
                                                                           -------   --------
Cash Flows from Operating Activities:
    Net income (loss)                                                      $ 1,090    $  (458)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization                                         1,742      1,902
       Decrease in accounts receivable, net                                    972      2,678
       Increase in inventory                                                  (997)      (545)
       Increase in prepaid expenses and other current assets                  (160)      (300)
       Increase in income taxes receivable                                    (145)      (400)
       Increase (decrease) in accounts payable                                 397     (5,823)
       Decrease in accrued expenses and other current liabilities           (2,880)      (473)
                                                                           -------    -------
              Net cash provided by (used in) operating activities               19     (3,419)
                                                                           -------    -------
Cash Flows from Investing Activities:
    Acquisition of property, plant and equipment                            (1,764)    (1,004)
    Purchase of common stock                                                (1,376)      (577)
    Proceeds from disposals of equipment                                       122       --
                                                                           -------    -------
              Net cash used in investing activities                         (3,018)    (1,581)
                                                                           -------    -------
Cash Flows from Financing Activities:
    Decrease in bank overdraft                                                (997)      (867)
    Borrowings under line of credit                                          3,118      6,301
    Payments of term debt and notes payable                                 (1,056)    (1,439)
    Payments of financing costs
                                                                               (11)      --
                                                                           -------    -------
              Net cash provided by financing activities                      1,054      3,995
                                                                           -------    -------
Net cash provided by (used in) discontinued operations                         991        (22)
                                                                           -------    -------
Net decrease in cash                                                          (954)    (1,027)
Cash, beginning of period                                                    1,774      1,841
                                                                           -------    -------
Cash, end of period                                                        $   820    $   814
                                                                           =======    =======



                These accompanying notes are an integral part of
                    these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 2000


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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for interim periods are not necessarily indicative of the operating results expected for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K and Form 10-K/A dated March 26, 2000 and April 28, 2000, respectively.

Inventory

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods and packaging and supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:


                         December 31,      September 30,
(in thousands)              1999               2000
                        ------------      -------------
Raw materials              $  423            $  402
Finished goods              3,821             3,608
Packaging and supplies      1,366             2,145
                           ------            ------

       Total inventory     $5,610            $6,155
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

Income (Loss) Per Common Share

The weighted average shares used to calculate basic and diluted income per common share for the three and nine month periods ended September 30, 1999 and 2000, are as follows:


                                                        Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                      ----------------------    ------------------------
                                                        1999          2000         1999          2000
                                                      ----------------------    ------------------------
Weighted average shares outstanding for basic         6,838,773    6,632,683      7,117,177    6,732,076
income per common share
Dilutive effect of common stock options                 124,239        --           161,865         --
                                                      ---------    ---------      ---------    ---------
Weighted average shares outstanding for dilutive
income per common share                               6,963,012    6,632,683      7,279,042    6,732,076
                                                      =========    =========      =========    =========


In calculating the weighted average number of shares outstanding for the calculation of dilutive income per common share, 98,307 and 177,149 potential common shares have been excluded because their inclusion would have been antidilutive for the three and nine months periods ended September 30, 2000.

Options to purchase 1,247,893 and 1,150,409 shares of common stock at prices ranging from $2.50 to $6.50 per share were outstanding during the third quarter of 1999 and 2000, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares during the quarter.

Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock, as of September 30, 1999 and 2000 at $3.38 per share were outstanding during the third quarter of 1999 and 2000 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common shares during the quarter.

2.  CHANGE IN ACCOUNTING PRINCIPLE:

During the three months ended September 30, 2000, the Company changed its method of accounting for supply parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon installation. In prior years, the Company has had a low level of supply parts inventory on hand. However, as production capacity has increased, as well as the necessity of reducing equipment down-time, the Company now requires a larger amount of supply parts inventory. Accordingly, the Company believes that the capitalization of supply parts inventory will result in a better measurement of operating results by expensing supply parts at the time they are placed into service and start generating revenues.

The $141,000 cumulative effect of the change on prior years is included in the net loss for the nine months ended September 30, 2000. The effect of the change on the three months ended March 31, 2000 was to increase net income by $174,000 to $357,000. Basic and diluted income per common share for the three months ended March 31, 2000 amount to $ 0.05, an increase in income per common share of $0.02 from previously reported amounts. The effect of the change on the three months ended June 30, 2000 was to decrease net loss by $37,000 to $194,000. Basic and diluted loss per common share for the three months ended June 30, 2000 amount to $0.03, unchanged from previously reported amounts. The effect of the change on the three months ended September 30, 2000 was to decrease loss from continuing operations by $68,000. The effect of the change on basic and diluted loss from continuing operations and loss per common share for the three months ended September 30, 2000 amounts to $0.01. The effect of the change on the nine months ended September 30, 2000, including the cumulative effect of change in accounting principle, was to decrease net loss by $279,000. The effect of the change on basic and diluted loss from continuing operations and loss per common share for the nine months ended September 30, 2000 amounts to $0.02.

The effect of the change on the nine months ended September 30, 2000, presented on a pro forma basis (i.e., excluding the cumulative effect of change in accounting principle), was to decrease loss from continuing operations and net loss by $138,000 to $347,000 and $320,000, respectively. Basic and diluted pro forma loss from continuing operations and net loss per common share for the nine months ended September 30, 2000 amount to $0.05. The pro forma effect of the adoption for specific periods prior to January 1, 2000 could not be determined as the Company did not separately track inventory supplies for such prior periods. The pro forma amounts reflect the effect of retroactive application on supplies inventory expense and related income taxes had the new method been in effect prior to January 1, 2000.

3.  CONTINGENCIES:

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

4.  DISCONTINUED OPERATIONS:

During the fourth quarter of 1998, the Company decided to sell substantially all the assets of its beverage division.

The sale was recorded in three separate transactions. Effective December 1, 1998, certain assets were sold for cash of approximately $2.2 million. Effective January 11, 1999, additional assets were sold for cash of approximately $900,000. Effective February 2, 1999 the Company substantially completed its disposition of the beverage division when it sold the remaining assets for approximately $400,000 in cash and notes. The loss from discontinued operations recorded during the three months ended September 30, 2000 relates primarily to an increase in the estimated liability for the settlement of the remaining lease obligations. The remaining net assets of discontinued operations at September 30, 2000 are comprised of trade receivables.

5.  DEBT:

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

Under the terms of the debt facilities the Company is required to maintain certain financial ratios, which the Company does not believe that it will be in compliance with at December 31, 2000. As a result, the Company has classified the debt facilities as current liabilities as of September 30, 2000. The Company is currently in discussion with its lenders. Based on these discussions, the Company believes appropriate amendments or waivers will be obtained as of December 31, 2000.

6.  SEGMENTS

The Company's operations are classified into two business segments: food processing and food distribution. The food processing segment includes the processing and sales of sausages and related food products to distributors and retailers in Louisiana, Texas, Kentucky and other surrounding states. The food distribution segment includes the purchasing, marketing, and distribution of packaged meat products to retailers and restaurants, located primarily in Texas.

Summarized financial information, by business segment, for continuing operations in the three months ended September 30, 1999 and 2000, are as follows:

(in thousands)


                                                    Three Months
                                       ---------------------------------------
                                       September 30, 1999   September 30, 2000
                                       ------------------   ------------------
Net sales to external customers:
        Food Processing                     $ 12,335              $ 14,118
        Food Distribution                     36,655                25,540
                                            --------              --------
                                              48,990                39,658
                                            ========              ========

Interest expense:
        Food Processing                           41                    40
        Food Distribution                         33                    33
        Corporate                                574                   622
                                            --------              --------
                                                 648                   695
                                            --------              --------

Depreciation and amortization:
        Food Processing                          444                   481
        Food Distribution                         68                    71
        Corporate                                 32                    33
                                            --------              --------
                                                 544                   585
                                            --------              --------

Income (loss) from continuing
operations before income taxes:
        Food Processing                        1,114                    12
        Food Distribution                        579                   469
        Corporate                             (1,207)               (1,262)
                                            --------              --------
                                            $    486              $   (781)
                                            ========              ========

Summarized financial information, by business segment, for continuing operations in the nine months ended September 30, 1999 and 2000, are as follows:




(in thousands)


                                                          Nine Months
                                        ------------------------------------------
                                        September 30, 1999      September 30, 2000
                                        ------------------      ------------------
Net sales to external customers:
        Food Processing                   $  35,623                   $  43,772
        Food Distribution                   106,666                     101,635
                                          ---------                   ---------
                                            142,289                     145,407
                                          =========                   =========


Interest expense:
        Food Processing                         123                         116
        Food Distribution                        98                          99
        Corporate                             1,645                       1,811
                                          ---------                   ---------
                                              1,866                       2,026
                                          =========                   =========


Depreciation and amortization:
        Food Processing                       1,256                       1,403
        Food Distribution                       195                         209
        Corporate                                95                         100
                                          ---------                   ---------
                                              1,546                       1,712
                                          =========                   =========


Income from continuing operations
before income taxes and change in
accounting principle:
        Food Processing                       3,237                       1,193
        Food Distribution                     1,759                       1,835
        Corporate                            (3,215)                     (3,604)
                                          ---------                   ---------
                                          $   1,781                   $    (576)
                                          =========                   =========


7.  SUBSEQUENT EVENTS

On October 13, 2000, a failed thermostat caused a fire at the Company's processing plant in Arlington, Kentucky, resulting in the total destruction of the facility and its equipment. There were no injuries. As a result of the fire, the Company has been attempting to shift some of the production to other facilities in Texas and Oklahoma. The Company maintains replacement cost property insurance and business interruption insurance, and while this event will have an impact on the Company's revenues, the Company does not anticipate that this event will have a material impact on the Company's financial position or results of operations.

As of October 1, 2000, the Company entered into a Management Agreement (the Agreement) with Sterling Advisors, L.P. (Sterling), a partnership owned by certain stockholders of the Company. Sterling's duties under the Agreement include (i) analyzing the Company's present and future financing needs and assisting the Company in procuring such financing, (ii) targeting and assisting the acquisition of potential acquisition candidates for the Company, and (iii) such other duties as are reasonably requested by the Company. The initial term of the Agreement started on October 1, 2000 and continues through April 30, 2002. Payments for the initial term include $200,000 at the inception of the Agreement and $36,000 monthly. The monthly fee increases 5% at the end of the initial term (if the Agreement has not been terminated) and on each May 1 thereafter (until terminated). The Agreement also requires the Company to reimburse Sterling for a reasonable allocation of overhead for use of Sterling's offices in Baltimore and Northbrook, and reasonable and necessary expenses incurred by Sterling in connection with the performance of its duties under the Agreement. The Agreement may be terminated by either party by giving notice three months prior to specified termination dates.

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

         In order to acquire and operate its food businesses, the Company formed four subsidiaries during 1996: Prefco Corp., Carlton Foods Corp., Richard's Cajun Foods Corp., and Grogan's Farm, Inc. In 1998, the Company formed a fifth subsidiary to acquire the business of J.C. Potter Sausage Company and affiliates.

         In conjunction with the new corporate strategy, during 1998 the Company also completed the sale of substantially all the assets of its beverage division, which operated as a distributor of non-alcoholic beverages in the Baltimore and Washington D.C. metropolitan areas. The disposition occurred in three transactions on December 1, 1998, January 11, 1999 and February 2, 1999.

RECENT EVENTS

         On October 13, 2000, a failed thermostat caused a fire at the Company's processing plant in Arlington, Kentucky resulting in the total destruction of the facility and its equipment. There were no injuries. As a result of the fire, the Company has been attempting to shift some of the production to other facilities in Texas and Oklahoma. The Company is currently in the process of evaluating its options to permanently replace the capacity, including the possibility of rebuilding the plant. The Company maintains replacement cost property insurance and business interruption insurance, and while this event will have an impact on the Company's revenues, the Company does not anticipate that this event will have a long term material impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

         Net Sales. Net sales decreased by $9.3 million or 19.0% from $49.0 million for the quarter ended September 30, 1999 to $39.7 million for the quarter ended September 30, 2000. The decrease in net sales during the quarter was primarily due to the loss of a major customer (Sam's Club) that built and began using its own warehouse and distribution system. Sam's Club accounted for approximately 43% of the Company's total net sales during fiscal 1999.

         Gross Profit. Gross profit decreased by $0.8 million or 12.3% from $6.5 million for the quarter ended September 30, 1999 to $5.7 million for the quarter ended September 30, 2000. Gross profit as a percentage of net sales increased from 13.3% for the quarter ended September 30, 1999 to 14.4% for the quarter ended September 30, 2000. Both the decrease in gross profit dollars and the increase in the gross profit percentage margin are primarily attributable to the loss of the Sam's Club distribution business discussed in Net Sales. This business earned a gross margin percentage significantly lower than the Company's sales to other customers. The decrease in gross profit dollars also reflects the increase in the prices of certain of the Company's raw materials over those paid in the third quarter of 1999 for both the Food Processing segment and the Food Distribution segment. Pork prices have a significant impact on the Company's cost of goods sold and higher pork prices in the third quarter of 2000 negatively impacted gross profit as compared to 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $0.4 million from $5.5 million for the quarter ended September 30, 1999 to $5.9 million for the quarter ended September 30, 2000. Selling, general and administrative expenses as a percentage of net sales increased from 11.2% for the quarter ended September 30, 1999 to 14.8% for the quarter ended September 30, 2000. This increase was partially attributable to the fact that the Sam's Club distribution business did not incur the same level of selling, general and administrative expenses per sales dollar as the Company's other customers. The increase also reflects the increased levels of salaries and benefits, an increase in the size of the direct store delivery fleet, and increases in the costs of distributing the Company's products, primarily related to the cost of fuel.

         Income (Loss) from Operations. Income from operations decreased $1.2 million from $1.0 million for the quarter ended September 30, 1999 to an operating loss of $0.2 million for the quarter ended September 30, 2000. This decrease is attributable to the factors discussed above.

         Interest Expense. Interest expense increased approximately $0.05 million from $0.65 million for the quarter ended September 30, 1999 to $0.70 million for the quarter ended September 30, 2000. This increase was primarily due to an increase in the Company's cost of variable-rate borrowings and the related outstanding balances.

         Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the quarters ended September 30, 1999 and 2000, the Company recorded no additional interest expense, as the fair value of the warrants did not increase.

         Income Tax Expense (Benefit). The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of a portion of the goodwill amortization.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net Sales. Net sales increased by approximately $3.1 million or 2.2% from $142.3 million for the nine months ended September 30, 1999 to $145.4 million for the nine months ended September 30, 2000. Sales of the Company's Food Processing segment increased by approximately 14.3%, primarily resulting from the acquisition of new customers and an increase in the average selling price of the Company's products due to the increased cost of certain of the Company's raw materials. Sales of the Company's Food Distribution segment decreased by approximately 30.3% primarily due to the loss of a major customer (Sam's Club) that built and began using its own warehouse and distribution system. Sam's Club accounted for approximately 43% of the Company's total net sales during fiscal 1999.

         Gross Profit. Gross profit decreased by approximately $1.1 million or 5.7% from approximately $19.1 million for the nine months ended September 30, 1999 to approximately $18.0 million for the nine months ended September 30, 2000. Gross profit as a percentage of net sales decreased from 13.4% for the nine months ended September 30, 1999 to 12.4% for the nine months ended September 30, 2000. These decreases primarily reflect the availability of certain of the Company's raw materials at prices significantly higher than those paid in the first nine months of 1999 for both the Food Processing segment and the Food Distribution segment. Pork prices have a significant impact on the Company's cost of goods sold and higher pork prices in the first three quarters of 2000 negatively impacted gross profit as compared to 1999. The decrease in gross profit dollars is also attributed to the loss of the Sam's Club distribution business discussed in Net Sales. This business earned a gross margin percentage significantly lower than the Company's sales to other customers. The loss of this lower margin business partially offset the percentage decrease in gross profit resulting from higher raw material costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.2 million or 7.6% from approximately $15.7 million for the nine months ended September 30, 1999 to approximately $16.9 million for the nine months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses increased from 11.0% for the nine months ended September 30, 1999 to 11.6% for the nine months ended September 30, 2000. These increases reflect increased levels of salaries and benefits, an increase in the size of the direct store delivery fleet, and increases in the costs of distributing the Company's products, primarily related to the cost of fuel.

         Income from Operations. Income from operations decreased by approximately $2.2 million from approximately $3.4 million for the nine months ended September 30, 1999 to approximately $1.1 million for the nine months ended September 30, 2000. This decrease is attributable to the factors discussed above.

         Interest Expense. Interest expense increased by approximately $0.160 million or 8.6% from approximately $1.866 million for the nine months ended September 30, 1999 to approximately $2.026 million for the nine months ended September 30, 2000. The increase was primarily due to an increase in the Company's cost of variable-rate borrowings and the related outstanding balances.

         Warrants with a put option were issued by the Company in conjunction with the debt incurred at the time of the Potter acquisition. The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the nine months ended September 30, 1999 and 2000, the Company recorded no additional interest expense, as the fair value of the warrants did not increase.

         Income Tax Expense. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of a portion of the goodwill amortization.

CHANGE IN ACCOUNTING PRINCIPLE

         During the three months ended September 30, 2000, the Company changed its method of accounting for supply parts inventory from expensing upon purchase to capitalizing upon purchase and expensing upon installation. The $141,000 cumulative effect of the change on prior years is included in the net loss for the nine months ended September 30, 2000. The effect of the change on the three and nine months ended September 30, 2000 was to decrease the loss from continuing operations by $68,000 and $138,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the nine months ended September 30, 1999 was $0.02 million. This amount was principally the result of net income, depreciation and amortization, an increase in accounts payable and a decrease in accounts receivable. This was partially offset by a decrease in accrued expenses and an increase in inventory. Cash used in operating activities for the nine months ended September

30, 2000 was $3.4 million. The cash used in operating activities was primarily the result of the net loss, a decrease in accounts payable and accrued expenses and an increase in inventory and income taxes receivable, partially offset by depreciation and amortization and a decrease in accounts receivable.

         Cash used in investing activities for the nine months ended September 30, 1999 and 2000 were $3.0 million and $1.6 million, respectively, which was related to capital expenditures and the repurchase of the Company's common stock.

         Cash provided by financing activities in the nine months ended September 30, 1999 was $1.1 million, primarily related to borrowings under the Company's line of credit, offset by a decrease in the Company's bank overdraft and payments under term debt and notes payable. Cash provided by financing activities in the nine months ended September 30, 2000 was $4.0 million, primarily related to borrowings under the Company's line of credit, partially offset by payments under term debt and notes payable and a decrease in the bank overdraft.

         As of September 30, 1999 and 2000, the Company had outstanding under the Fleet Facility approximately $9.3 million and $7.7 million, respectively, in term debt and approximately $4.7 million and $7.1 million, respectively, in line of credit borrowings. The Company owed $6.5 million to Banc One under the Senior Subordinated Note, and approximately $2.7 million of subordinated debt to former owners of Prefco, Richard's, Grogan's and Partin's. The Senior Subordinated Note bears interest at 10% per annum. The subordinated debt owed to former owners bears interest at an average rate of approximately 7.7% per annum. The term debt and line of credit agreement under the Fleet Facility bear annual interest at either the bank's prime rate plus 1% (9.25% and 10.75% at September 30, 1999 and 2000, respectively) or adjusted LIBOR plus 2.5%, at the Company's option.

         Under the terms of the debt facilities the Company is required to maintain certain financial ratios which the Company does not believe that it will be in compliance with at December 31, 2000. As a result, the Company has classified the debt facilities as current liabilities as of September 30, 2000. The Company is currently in discussions with its lenders. Based on these discussions, the Company believes appropriate amendments or waivers will be obtained as of December 31, 2000.

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

         As of September 30, 2000, the Company believes that cash generated from operations and bank borrowings will be sufficient to fund its debt service, working capital requirements and capital expenditures as currently contemplated for the remainder of 2000 and fiscal 2001. However, the Company's ability to fund its working capital requirements and capital expenditures will depend in large part on the Company's ability to continue to comply with covenants in the Fleet Facility. The Company's ability to continue to comply with the covenants in the Fleet Facility will depend on a number of factors, certain of which are beyond the Company's control, including but not limited to, successful integration of acquired businesses and implementation of its business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on its future operating performance. No assurance can be given that the Company will remain in compliance with such covenants throughout the term of the Fleet Facility.

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

         The Company is required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in the Company's federal or state income tax returns and, therefore, would increase the effective income tax rate of the Company. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the nine months ended September 30, 1999 and 2000, the Company recorded no additional interest expense, as the estimated fair value of the warrants did not exceed the carrying value of the warrants.

         The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establishes accounting and reporting standards for hedging activities and derivatives. As issued, SFAS 133 was effective for fiscal quarters beginning after June 15, 1999. In June 1999, SFAS 137 was issued effectively deferring the date of required adoption of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 and SFAS No. 138, as required, in fiscal year 2001. The Company generally does not use derivative financial instruments and other than the warrants with a put option (Note 5), there were no such instruments outstanding as of September 30, 2000.

FORWARD LOOKING STATEMENTS

         The Company wants to provide stockholders and investors with meaningful and useful information. Therefore, this Form 10-Q contains forward-looking information and describes the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Whenever possible, the Company has identified these "forward looking" statements by words such as "believes," "will depend," "anticipates," "intends" and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of the Company's business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the put warrants on the Company's net income and effective tax rate; the Company's ability to raise additional capital; and sensitivity to such factors as weather and raw material costs. Readers are encouraged to review the Company's Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of some of these factors. The Company assumes no obligation to update the information contained in this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  See the heading "Quantitative and Qualitative Disclosures About Market Risk" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  None.

ITEM 2.  CHANGES IN SECURITIES.

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Under the terms of its debt facilities the Company is required to maintain certain financial ratios. During the third quarter, the Company was in violation of some of these financial ratios under its agreements with its senior lender, Fleet, and its subordinated lender, Banc One. Fleet has waived the violation, however, Banc One has not. The Company does not believe that it will be in compliance with the financial ratios at December 31, 2000. As a result, the Company has classified the debt facilities as current liabilities as of September 30, 2000. The Company is currently in discussion with its lenders. Based on these discussions, the Company believes appropriate amendments or waivers will be obtained as of December 31, 2000.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

                  At the Annual Meeting of Stockholders of the Company held on August 1, 2000, the following matters were submitted to a vote of the stockholders:

                           Election of Directors. Eric D. Becker, Brian Fleming and G. Cook Jordan, Jr. were reelected as directors of the Company.

                           The following directors' terms of office continued after the Annual Meeting of Stockholders: Merrick M. Elfman, John T. Hanes, John A. Miller, Alan F. Sussna and Steven M. Taslitz.

                               Tabulation of Votes

Matter                        For      Against     Withheld     Broker Non-Votes
--------------------------------------------------------------------------------
Director Election:
    Eric D. Becker         5,717,280      0        161,880            2,765

    Brian Fleming          5,872,180      0          6,980                0

    G. Cook Jordan, Jr.    5,846,344      0         32,816            3,400



ITEM 5.  OTHER INFORMATION.

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits: The following are filed as Exhibits to this Quarterly Report on Form 10-Q:

                  Exhibit
                  Number            Description

                  3(i) Certificate of Incorporation of the Company, including all amendments thereto (1)

                  3(ii)       By-Laws of the Company (2)

                  18          Letter regarding change in accounting principles *

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

         (b)      Reports on Form 8-K:

                  A Current Report on Form 8-K dated July 12, 2000 was filed with the Securities and Exchange Commission on July 13, 2000 in connection with the Company's announcement of a stock repurchase program for up to $400,000 of the Company's Common Stock and of the resignation of Rick Inatome from its Board of Directors. This Form 8-K reports Items 5 and 7.

                  A Current Report on Form 8-K dated August 22, 2000 was filed with the Securities and Exchange Commission on August 23, 2000 in connection with the Company's announcement of the termination of its distribution arrangement with one of its Prefco division's food distribution customers, Sam's Club, Inc., and reports Items 5 and 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated as of November 20, 2000
                                  ATLANTIC PREMIUM BRANDS, LTD.


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

                                INDEX TO EXHIBITS



 Exhibit                                    Description
  Number
-----------     ----------------------------------------------------------------
3(i)            Certificate of Incorporation of the Company, including all amendments thereto (1)

3(ii)           By-Laws of the Company (2)

18              Letter regarding change in accounting principles *

27              Financial Data Schedule *

------------------

*    Filed herewith.

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.