Form 10-K405
period 2000-12-31
ATLANTIC PREMIUM BRANDS LTD
filed 2001-04-17
CIK 912609

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

                                 YES X   NO
                                     --    --
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported closing price of the registrant's Common Stock on April 10, 2001: $8,473,579.

     The number of shares outstanding of the registrant's Common Stock, par value $.01, as of April 10, 2001: 6,658,863.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.
===============================================================================

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

     Our company, through our subsidiaries' operations in Texas, Louisiana, Kentucky and Oklahoma, processes, markets and distributes branded and unbranded food products for customers in a twelve state region. Our subsidiaries are:
Carlton Foods Corp. ("Carlton"), Grogan's Farm, Inc. ("Grogan's"), Potter Sausage Co. ("Potter"), Prefco Corp. ("Prefco"), and Richard's Cajun Foods Corp. ("Richard's").

         Through Carlton, we manufacture a variety of smoked sausage products. Approximately 42% of the total volume manufactured is sold through Prefco under the Blue Ribbon(R) brand name. Approximately 26% of total volume manufactured reflects private label products manufactured for other regional sausage brands and selected chain supermarket house brands, and approximately 13% of total volume manufactured is sold by Carlton under the brand names Carlton and Country Boy(TM). These branded products are marketed on a regional basis, principally in south and west Texas.

         Through Grogan's, we market and distribute fresh pork sausage products and refrigerated entrees for customers in a six state region. These products are sold under the brand names Grogan's Farm(TM) and Partin's Country Sausage(TM).

         Through Prefco, we engage in the marketing and distribution of branded and unbranded meats to the retail grocery trade. We market and distribute our branded meat products under the brand name Blue Ribbon(R) and Blue Ribbon Texas Traditions. These products, which include ready to eat entrees, smoked sausages, bacon and packaged, sliced luncheon meats, account for approximately 18% of the sales of Prefco and are manufactured by Carlton as well as by third party contract manufacturing companies. Blue Ribbon(R) is currently the best selling brand of bacon in the Houston market. In addition to marketing our own branded products, we are also a leading regional distributor of unbranded products including boxed beef, pork, chicken and related items.

         Through Potter, we process, market and distribute premium, branded breakfast sausage, primarily in Oklahoma, Arkansas and Texas. These products are sold under the J.C. Potter brand name and are generally delivered to the retail grocery trade through our distribution system. In addition, Potter manufactures products for other branded food companies on a private-label basis. Potter is a supplier to Prefco and a customer of Carlton.

         Through Richard's, we process, market and distribute Cajun-style, cooked, pork sausage products and specialty foods for customers in Louisiana under the brand name Richard's(TM) and Richard's Cajun Favorites(TM).

                                CORPORATE HISTORY

         In April 1991, MB Acquisition Corp. ("MB Acquisition"), a corporation owned by a group of individuals including our Chairman of the Board and certain of our directors and stockholders, acquired our company from an entity now known as S&B Ventures, Inc. (the "Predecessor") for a purchase price of approximately $1.2 million (the "Acquisition"). In connection with the Acquisition, MB Acquisition also assumed certain obligations to pay the owners of the Predecessor $2.0 million pursuant to a non-compete agreement and $0.829 million pursuant to consulting agreements. MB Acquisition financed the Acquisition through a bridge loan provided by nine of its current stockholders, including an officer and certain directors. In September 1991, Maryland Beverage, L.P. (the "Partnership") was formed with our company and Strategic Investment Corporation ("Strategic"), a wholly owned subsidiary of T. Rowe Price Strategic Partners Fund, L.P., as its sole partners, and MB Acquisition was merged with and into our company, and its assets and liabilities were contributed to the Partnership. In September 1993, our company was reincorporated in Delaware and adopted the name "Atlantic Beverage Company, Inc." In November 1993, in connection with our initial public offering, Strategic (whose only asset was its interest in the Partnership) merged with and into us. Subsequently, the Partnership was dissolved and we succeeded to the Partnership's assets and liabilities.

         On April 27, 1994, we entered into and consummated an agreement to acquire certain assets and marketing rights from Flying Fruit Fantasy, USA, Inc. for total consideration of approximately $1.2 million. Under the terms of this agreement, we obtained worldwide marketing and distribution rights to a frozen beverage served through automated dispensing machines. In December 1995, we adopted a plan to discontinue this business.

         In the first quarter of 1996, a newly formed, wholly-owned subsidiary of our company, Prefco, acquired the outstanding common stock of Prefco, Inc. Also in the first quarter of 1996, Carlton Foods, Inc. was merged into another newly formed, wholly-owned subsidiary of our company, Carlton. The combined purchase price for these entities was approximately $11.0 million, which included approximately $3.0 million in Carlton refinanced and assumed debt.

         In August 1996, a newly formed, wholly-owned subsidiary of our company, Richard's, acquired certain of the assets of Richard's Cajun Country Food Processors. The consideration for these assets was $2.5 million cash and a subordinated promissory note in the amount of $0.875 million (the "Richards Note").

         In October 1996, Grogan's Merger Corp. ("GMC"), our newly formed, wholly-owned subsidiary, acquired and merged with the distribution and manufacturing business of Grogan's Sausage, Inc. and Grogan's Farm, Inc., respectively, based in Arlington, Kentucky for total consideration of approximately $3.8 million, consisting of $1.9 million cash, $0.2 million in a note (the "Grogan's Note") and 573,810 shares of our common stock. In May 1999, we reacquired the 573,810 shares for approximately $1.4 million.

         In November 1996, GMC acquired the assets of Partin's Sausage ("Partin's") in consideration for $0.4 million cash, $0.225 million in a note and 78,310 shares of our common stock. In March 2000, we reacquired 70,000 of these shares of common stock. Partin's, based in Cunningham, Kentucky, manufactures, markets and distributes pork sausage products.

         In March 1998, our company and Potter, a newly-formed subsidiary, acquired substantially all of the assets of J.C. Potter Sausage Company, a branded food processing company based in Durant, Oklahoma, in consideration for $13.0 million cash plus related transaction costs.

         From the end of 1998 through the beginning of 1999, we completed the sale of substantially all the assets of our beverage division. The operations of the beverage division consisted of the wholesale purchasing, marketing and distribution of nonalcoholic beverages to retail trade accounts in the greater Baltimore and Washington D.C. metropolitan areas.

         The disposition of the beverage division was recorded in three separate transactions. On December 1, 1998 and January 11, 1999, Canada Dry Potomac Corporation purchased the distribution rights and inventories for the Mistic(R), Stewart's(R) and AriZona(TM) brands, along with certain other related assets. The remaining accounts receivable and inventory, as well as substantially all the furniture and equipment of the beverage division, were sold to Master Distributors, Inc. on February 2, 1999. The consideration we received from these transactions totaled approximately $3.5 million and consisted of approximately $3.1 million in cash, a promissory note payable to us for $0.26 million and the assumption by the purchasers of approximately $0.14 million in liabilities and obligations of the beverage division. We classified the beverage division's historic results of operations and the loss incurred upon the disposal of assets as a discontinued operation.

         As a result of the disposition of our beverage division, our operations now consist solely of the food businesses.

                                    INDUSTRY

         Following the disposition of our beverage division, our operations consist of two business segments: food processing and food distribution. Note 19 to our Consolidated Financial Statements provides summarized financial information by business segment for continuing operations for the last three fiscal years. We participate in these two segments of the food industry through our Carlton, Prefco, Richard's, Grogan's and Potter subsidiaries.

         The food processing segment, which includes cooking, slicing, mixing, grinding and similar functions, is generally capital intensive. Unbranded raw material typically comes from packing companies. In some instances in the packaged meat industry, packing and processing are vertically integrated. In other instances, as is the case with our company, processing and distribution are vertically integrated. Because of the cost of transportation and shelf-life of the products, processing facilities tend to serve a regional clientele. Large national meat companies therefore tend to establish strategically located processing facilities in different geographic regions.

         The food distribution segment, which serves several different classes of customers including retail, restaurant and institutional customers, is generally not capital intensive but provides lower gross margins and is subject to intense price competition. Product is generally invoiced and priced according to weight. Successful distributors typically distinguish themselves through customer service and lower prices. Price, product selection, reliability, in-stock rate, promptness of delivery and weekend delivery options are among the benefits which are most highly valued. It is not uncommon for a grocery retailer to have one primary supplier in addition to one or more secondary suppliers. Food distribution companies typically serve a local or regional clientele.

         We market our branded packaged meat business. The branded packaged meat business is generally not capital intensive. Strong retail brands exist at local, regional or national levels and include bacon, hot dogs, cooked and uncooked sausage, cooked hams, chicken and turkey products. Advertising and promotion are generally critical to the maintenance of brand equity. Companies which market branded meat products can exist on a stand-alone basis as well as be vertically integrated with processing and/or distribution. We reflect, to a limited extent, both forms of vertical integration.

                                    STRATEGY

         Our operating strategy is to grow our food businesses profitably, while identifying and exploiting synergies among them. Key elements of this operating strategy include increasing sales to existing customers, adding new customers and identifying opportunities to add new products. In addition, we may acquire businesses which are complementary to our existing subsidiaries.

                                    PRODUCTS

         Through Prefco, we distribute a wide variety of unbranded, boxed meat products. We maintain an inventory of over 200 different stock keeping units of unbranded products, which include beef, turkey, pork and chicken. Products are stored in our refrigerated warehouses in Houston and are delivered on refrigerated vehicles to several hundred customers including chain and independent supermarkets and discount clubs. We purchase products from approximately one dozen meat packing companies. Purchases of the same products may be spread among several suppliers over the course of a year, and purchasing decisions are frequently driven by price and availability, both of which are likely to vary. Two suppliers accounted for approximately 11.6% and 10.8% of our boxed meat purchases during 2000 and 20.9% and 8.0% of such purchases during 1999. No other supplier accounted for more than 10% of such purchases during either year.

         Also through Prefco, we market and distribute our own branded dinner entrees, sausage, bacon and packaged, sliced luncheon meats. These products are stored in our refrigerated warehouses in Houston. Products are delivered on our refrigerated trucks, and customers typically include the same retail establishments that purchase our unbranded meat products. The majority of Blue Ribbon(R) sausage product is processed by Carlton. The balance of the sausage product as well as the dinner entrees, bacon and luncheon meats are purchased from a number of other contract food processing companies.

         In addition to processing product for Prefco, Carlton processes, markets and distributes its own branded smoked sausage products for the retail grocery trade. Carlton manufactures similar products on a private label basis for other branded food companies.

         Through Richard's, we process, market and distribute Cajun-style, cooked pork sausage products and specialty foods for customers in Louisiana under the brand names Richard's(TM) and Richard's Cajun Favorites(TM).

         Through Grogan's, we market and distribute fresh pork sausage products for customers in a six state region. These products are sold under the brand names Grogan's(TM) and Partin's(TM).

         Through our Potter subsidiary, we process, market and distribute premium, branded breakfast sausage, primarily in Oklahoma, Arkansas and Texas. These products are sold under the J.C. Potter brand name and are generally delivered to the retail grocery trade through our distribution system. In addition, Potter processes products for other branded food companies on a private-label basis. Potter is a supplier to Prefco and a customer of Carlton.

                        SALES, MARKETING AND DISTRIBUTION

         Prefco distributes unbranded boxed beef, pork, and poultry to chain and independent retail grocery customers, most of whom are located in the Houston metropolitan area, and all of whom are within a 400-mile radius of our distribution facilities. We serve several hundred customers as either their primary or secondary fresh meat supplier. Prefco's direct sales force contacts its customers on a daily basis. We deliver product using refrigerated trucks, generally within one to three days of receiving an order.

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

         Carlton solicits and receives customer orders for branded product through direct salespeople as well as through third-party food brokers and by telephone and facsimile transmission. Relationships with private label customers are generally established at the senior management level, although recurring orders from these customers are normally received over the telephone or facsimile machine by clerical staff. Branded and private label orders are generally filled within one to seven days and are either delivered on one of Carlton's refrigerated vehicles, by common carrier, or are picked up by customers.

         Richard's employs a route delivery sales force. Orders are taken by the route salespeople and filled immediately from stock on board the route sales trucks. Richard's engages in promotions, including in-store sampling, as well as print advertising. All customers are located within the state of Louisiana.

         Grogan's employs a route delivery sales force as well. Orders are taken by the route salespeople and filled immediately from stock onboard the route sales trucks. Grogan's engages in promotions, including in-store sampling, as well as in print, radio and television advertising. Customers are located in Kentucky, Illinois, Indiana, Mississippi, Tennessee and Arkansas.

         Potter also employs a route delivery sales force. Orders are taken by the route salespeople and filled immediately from stock on board the route sales trucks. Potter engages in promotions, including in-store sampling, as well as in print, radio and television advertising. Customers are located in Arkansas, Oklahoma and Texas.

         One food distribution customer, Sam's Club Inc., accounted for approximately 30% and 43% of our total net sales during 2000 and 1999. No other customer accounted for more than 10% of total net sales during either year. On August 22, 2000, we announced the termination of our distribution arrangement with Sam's Club Inc. While Sam's Club Inc. has accounted for a significant percentage of net sales in the past, the gross margin on sales to Sam's has been significantly lower than our sales to other customers.

                                ASSET MANAGEMENT

         Accounts Receivable. Sales are made almost exclusively on account, and accounts receivable typically average 15 to 20 days.

         Inventory. We maintain our inventory at our distribution and processing facilities operated by Prefco in Houston, Texas, by Carlton in New Braunfels, Texas, by Richard's in Church Point, Louisiana, by Grogan's in Arlington, Kentucky and by Potter in Durant, Oklahoma, and Malvern, Arkansas. We generally maintain an average of 7 to 9 days of inventory on hand, which reflects approximately 4 to 6 days of inventory at Prefco, approximately 23 to 25 days of inventory at Carlton, approximately 10 to 12 days of inventory at Richard's, approximately 4 to 6 days of inventory at Grogan's and approximately 14 to 16 days of inventory at Potter. We typically place purchase orders with our suppliers by telephone and by facsimile on a daily basis. Orders are placed both on an as-needed basis and on a scheduled basis in anticipation of future demand. Orders are usually filled within one to ten days, and products are transported to our warehouses by common carrier.

                                   COMPETITION

         Food Distribution. Through Prefco, we believe that we are the second largest of four major boxed meat distributors in the Houston market. Although this segment of the food industry is extremely competitive, we believe that we have generally succeeded in distinguishing ourselves through a high level of customer service.

         Food Processing. Through Potter, Prefco, Carlton, Grogan's and Richard's, we compete with several branded meat companies, and our brands compete with a wide variety of both regional and national brands. Among the competitive brands are Decker, J. Bar B., Hilshire Farms, Hormel, Bryan, Bob Evans and Jimmy Dean. Our Carlton(TM) and Country Boy(TM) brands of smoked sausage are sold principally in the Dallas, San Antonio and Austin markets and currently have limited market share. The Company's Blue Ribbon(R) brand currently represents the best selling brand of bacon in the Houston market. Our packaged, sliced luncheon meats and entrees were introduced to the Houston market in 1995 and 1998, respectively, and currently have limited market share. Our Richard's(TM), Richard's Cajun Favorites, Grogan's(TM) and Partin's(TM) brands enjoy a strong regional share within their respective markets. Through Carlton and Potter, we manufacture smoked sausage and meat products on a private label basis for other branded food companies and, on a limited basis, for supermarkets and restaurants. We believe that we enjoy a strong reputation for innovation and responsiveness in creating original recipes for such customers. We compete with a wide variety of processors, many of whom are significantly larger and may have greater processing capacity and capital.

                              GOVERNMENT REGULATION

         We are subject to various federal, state and local statutes, including federal occupational safety and health laws. Furthermore, we and our suppliers are subject to various rules and regulations including those of the United States Department of Agriculture, the United States Food and Drug Administration and similar state agencies that relate to processing, nutritional disclosure, labeling requirements and product names.

                         PRODUCT LIABILITY AND INSURANCE

         We believe that our present insurance coverage is sufficient for our current level of business operations, although there is no assurance that the present level of coverage will be available in the future or at a reasonable cost. Further, there can be no assurance that such insurance will be available in the future as we expand our operations, that insurance, if available, will be sufficient to cover one or more large claims, or that the applicable insurer will be solvent at the time of any covered loss.

                                    EMPLOYEES

         We currently have a total of approximately 486 employees, including five corporate employees, 53 employees at Prefco, 77 employees at Carlton, 71 employees at Richard's, 20 employees at Grogan's and 260 employees at Potter. In addition, we use temporary employees from time to time.

         We believe that our relations with employees are good. We have never suffered a material work stoppage or slow down.

                                  RISK FACTORS

         In addition to other information contained in this Form 10-K, the following factors should be considered in evaluating our company and our business. These factors may have a significant impact on our business, operating results and financial condition.

INDUSTRY RISK

         COMMODITY PRICE FLUCTUATIONS HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS.

         We are a purchaser of pork and other meat products. Pork prices have a significant impact on our cost of goods sold. We buy pork and other meat products based upon market prices that are established with the vendor as part of the purchase process. The market price is determined in the marketplace based on factors outside our control. We may not be able to pass the effect of raw material price increases onto our customers for any extended period of time, if at all. As a result, increases in pork prices may have a materially adverse effect on our operating results. We do not use commodity financial instruments to hedge pork and other meat product prices.

         CONSUMER DEMAND FOR OUR PRODUCTS IS REDUCED WHEN THERE ARE OUTBREAKS OF ILLNESS ASSOCIATED WITH MEAT OR POULTRY PRODUCTS.

         The meat and poultry industries have recently been subject to increasing scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by foodborne pathogens such as E. coli, Salmonella and others which are found in raw and improperly cooked meat. Consumer demand for meat and poultry fluctuates as the result of such outbreaks of illness. Product recalls are sometimes required in the meat and poultry industries to withdraw contaminated products from the market. Product recalls would cause our expenses to be higher; if demand for our products goes down, the resulting reduced sales could adversely affect our results of operations and financial condition.

         WE MAY NOT COMPETE EFFECTIVELY WITH COMPETITORS THAT HAVE MORE RESOURCES AND GREATER MARKET SHARE THAN US.

         Our business is highly competitive. We compete with a wide variety of processors, many of whom are significantly larger and may have greater processing capacity and financial resources. Our brands also compete with a wide variety of both regional and national brands. Some of our larger national, regional and local competitors have multiple product lines and greater brand name recognition. Competition in the markets we serve is based primarily on quality, service and price. There can be no assurance that we can compete successfully with other competitor companies and maintain adequate market share. We do not have long term contracts with any of our customers. Competitive pressures or other factors could cause our products to lose market share or result in significant price erosion, which would have a material adverse effect on our results of operations.

         AS A PARTICIPANT IN THE FOOD INDUSTRY, WE ARE SUBJECT TO VARIOUS RISKS WHICH MAY AFFECT OUR BUSINESS.

         The food industry, and the markets within the food industry in which we compete, are subject to various risks, including:

         -    federal, state and local food inspection and processing controls;
         -    the limited shelf life of food products;
         -    evolving consumer preferences;

         -    nutritional and health-related concerns;
         -    risks of product tampering;
         -    consumer product liability claims;
         -    the availability and expense of liability insurance; and
         -    adverse changes in general economic conditions.

         AS A PARTICIPANT IN THE FOOD INDUSTRY, WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATIONS.

         Our production facilities and products are subject to numerous federal, state and local laws and regulations concerning among other things, health and safety matters, food manufacture, product labeling, advertising and the environment. There can be no assurance that we will be able to maintain compliance with existing laws or regulations or that we will be able to comply with any future laws or regulations. Our failure to comply with applicable laws and regulations would subject us to civil remedies, including withdrawal of the necessary United States Department of Agriculture approvals, inspection, fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which would have a material adverse affect on us.

COMPANY RISK

         IF CONSUMERS DO NOT LIKE OUR PRODUCTS, OUR PROSPECTS FOR GROWTH WILL BE LIMITED.

         Our business is dependent upon continued growth in consumer interest in our products. There can be no assurance that the demand for our products can be sustained in the future. In addition, part of our operating strategy is to identify opportunities to add new products. There can be no assurance that consumers will accept new products we develop or that we can attain sufficient market share for our products.

         CUSTOMER AND SUPPLIER CONCENTRATION SUBJECTS OUR COMPANY TO RISKS RELATED TO THESE THIRD PARTIES.

         We derive most of our sales from retail grocery customers situated near our local and regional operations. Adverse developments affecting these customers or a decision by a corporate owner or franchisor to revoke its approval of us as a distributor of branded or unbranded meat products could have a material adverse effect on our operating results. In addition, our continued growth is dependent in part on the continued growth and expansion of our customers. The loss of any of our major customers could have a material adverse effect on our business.

         We purchase product from approximately one dozen meat packing companies. There can be no assurance that meat availability will be maintained at a sufficient level or that any of our suppliers will make timely delivery of their products to us. Failure to receive products in a timely manner for these or other reasons could have a materially adverse effect on us. We do not have long-term contracts with our suppliers.

         OUR ABILITY TO INTEGRATE ACQUIRED BUSINESSES WILL IMPACT OUR ABILITY TO GROW.

         We have achieved a significant portion of our growth through acquisitions and may continue to pursue acquisitions. We will have to integrate acquired businesses into our existing business, including our prior acquisitions. There can be no assurance that we will be able to meet performance expectations or successfully integrate these businesses on a timely basis without disruption in the quality and reliability of service to our customers or diversion of management resources.

         LOSS OF SERVICES OF PRINCIPAL MEMBERS OF MANAGEMENT COULD MAKE IT DIFFICULT TO IMPLEMENT OUR BUSINESS PLAN.

         We are highly dependent on the principal members of our management. The loss of certain key management personnel, in particular Alan F. Sussna and Thomas M. Dalton, could have a material adverse effect on us.

INVESTMENT RISK

         OUR FINANCIAL CONDITION DEPENDS ON OUR ABILITY TO COMPLY WITH THE TERMS OF OUR BANK DEBT.

         Our ability to fund our working capital requirements and capital expenditures will depend in large part on our ability to comply with covenants in our agreements with our lenders, Fleet Capital Corporation and Banc One Capital Partners, LLC. During fiscal year 2000, we were in violation of some of the financial ratios we are required to maintain under the terms of our debt facilities. Our lenders have waived the non-compliance and revised our financial covenants; however, no assurance can be given that we will remain in compliance with these or other covenants throughout the term of our agreements with our lenders. If we fail to comply with any covenants in the future and our lenders fail to waive non-compliance, it would have a materially adverse effect on us.

         IT MAY BE DIFFICULT FOR A STOCKHOLDER TO SELL HIS OR HER STOCK DUE TO THE ILLIQUID MARKET FOR OUR STOCK.

         Because there are relatively few stockholders and a substantial percentage of the shares of our common stock are held by a few persons, our common stock is relatively illiquid. As a result, a stockholder wishing to sell may find it difficult to do so expeditiously. In addition, no predictions can be made as to stability or volatility of our stock price.

         IF OUR COMMON STOCK IS DELISTED FROM THE AMERICAN STOCK EXCHANGE, THE LIQUIDITY, VISIBILITY AND PRICE OF OUR COMMON STOCK MAY DECREASE.

         Since December 31, 1997, our common stock has been listed on the American Stock Exchange (AMEX). Shares of our common stock could be delisted from AMEX if we fail to satisfy the continued listing requirements of AMEX. If our common stock is delisted from AMEX, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. If this happens, an investor might find it more difficult to buy and sell, or to obtain accurate price quotations for, shares of our common stock. This lack of visibility and liquidity could further decrease the price of our common stock. In addition, delisting from AMEX might negatively impact our reputation and, as a consequence, our business.

         A LARGE PERCENTAGE OF OUR COMMON STOCK IS CONCENTRATED IN A SMALL NUMBER OF STOCKHOLDERS WHO CAN INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL.

         Our directors and officers, and persons related to them, hold in excess of 35% of the outstanding shares of our common stock. Accordingly, these stockholders have the ability to substantially influence the outcome of all corporate actions requiring stockholder approval, including the election of the directors, and to influence our policies and direction.

         IT IS UNLIKELY THAT ANY CASH DIVIDENDS WILL BE PAID ON OUR COMMON
STOCK.

         We anticipate that future earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on our common stock will be paid in the foreseeable future.

ITEM 2. PROPERTIES

         Prefco. We lease a 20,000 square foot refrigerated warehouse in Houston. The lease for this facility expires in November 2001. In addition, Prefco also leases a 5,000 square foot office facility, the lease for which expires March 31, 2002.

         Carlton. We lease a 20,000 square foot processing facility and a 2,000 square foot office facility in New Braunfels, Texas. The lease on the processing facility expires in September 2005, with one five-year renewal option, and the lease on the office facility is on a month to month basis.

         Richard's. We own a 12,500 square foot processing facility in Church Point, Louisiana.

         Grogan's. We rent a 4,000 square foot distribution facility in Arlington, Kentucky on a month to month basis.

         Potter. We own a 120,000 square foot rendering, processing, distribution, warehouse and administrative facility in Durant, Oklahoma. In addition, we own a 6,800 square foot distribution facility in Malvern, Arkansas.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is principally traded on the American Stock Exchange ("AMEX") under the symbol "ABR." The following table sets forth, for the periods indicated, the high and low sales prices of our Common Stock as reported by AMEX.

==========================================================================================
    STOCK PRICES                                           STOCK PRICES
------------------------------------------------------------------------------------------
                          High            Low                            High         Low
------------------------------------------------------------------------------------------
1999                                                 2000
------------------------------------------------------------------------------------------
1st Quarter                3           1 15/16       1st Quarter         3 1/8       1 5/8
------------------------------------------------------------------------------------------
2nd Quarter              2 3/4         2 1/16        2nd Quarter         3 1/8         2
------------------------------------------------------------------------------------------
3rd Quarter              2 1/2         1 7/8         3rd Quarter        2 7/16       1 5/8
------------------------------------------------------------------------------------------
4th Quarter              2 1/8          1 3/8        4th Quarter         1 1/2        7/8
==========================================================================================

         As of April 10, 2001, there were approximately 150 shareholders of record of our Common Stock. We have not paid any cash dividends since our initial public offering. We anticipate that earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on the Common Stock will be paid in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data is based on our consolidated financial statements. Our financial statements as of December 31, 1999 and 2000 and for each of the years in the three-year period ended December 31, 2000, including the notes thereto and the related report of KPMG LLP, independent certified public accountants, are included elsewhere in this Form 10-K.

         The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements contained elsewhere in this Form 10-K.

                                                                     (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                                                             YEARS ENDED DECEMBER 31,
                                                          1996         1997         1998         1999            2000
                                                          ----         ----         ----         ----            ----
INCOME STATEMENT DATA
Net sales                                              $134,006     $151,204      $181,023      $196,998      $177,743
Income (loss) from continuing operations                    441          434         1,820         1,261          (856)
Income (loss) from discontinued operations,
including loss on disposal                                  455          (77)       (1,301)          (72)         (153)
Net income (loss)                                           896          357           324         1,189          (868)
Basic income (loss) per common share from
continuing operations                                      0.08         0.06          0.25          0.18         (0.13)
Diluted income (loss) per common share from
continuing operations                                      0.08         0.06          0.24          0.18         (0.13)
Basic and diluted net income (loss) per common
share                                                      0.17         0.05          0.04          0.17         (0.13)
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                           $ 32,823       33,245        45,665        44,743        41,531
Long-term obligations                                        --        6,270        18,514        17,426        12,800

During the fourth quarter of 1998, we decided to dispose of our beverage division. The beverage division has been treated as a discontinued operation and prior years' financial statements have been restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         In 1996 we implemented a new corporate strategy that resulted in the acquisition of five food businesses. Each of these businesses represented a preeminent local or regional branded processed meat company. In addition to significantly increasing our size, the newly acquired businesses created a broader platform for future growth.

         In order to acquire and operate our food businesses, we formed four new subsidiaries during 1996: Prefco Corp., Carlton Foods Corp., Richard's Cajun Foods Corp., and Grogan's Farm, Inc. In 1998, we formed a fifth new subsidiary, Potter Sausage Company, to acquire the business of J.C. Potter Sausage Company and affiliates.

         In conjunction with the new corporate strategy, during 1998 we also completed the sale of substantially all the assets of our beverage division, which operated as a distributor of non-alcoholic beverages in the Baltimore and Washington D.C. metropolitan areas. The disposition occurred in three transactions on December 1, 1998, January 11, 1999 and February 2, 1999.

         On October 13, 2000, a failed thermostat caused a fire at our processing plant in Arlington, Kentucky resulting in the total destruction of the facility and its equipment. As a result of the fire, we shifted the majority of our production to other facilities in Texas and Oklahoma. We are currently in the process of evaluating our options to permanently replace the capacity of this plant, including the possibility of rebuilding it. We maintain replacement cost property insurance and business interruption insurance. We believe this event will have an impact on our revenues for the foreseeable future and this event has resulted in our revising certain financial covenants with our senior and subordinated lenders. However, largely due to the insurance that we maintained, we do not anticipate that this event will have a long-term material adverse impact on our financial position or results of operations. We believe that our insurance proceeds will exceed the net book value of the destroyed assets, however, the Company is unable to predict with certainty at this time what the ultimate outcome will be.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net Sales. Net sales decreased by $19.3 million or 9.8% from $197.0 million for the year ended December 31, 1999 to $177.7 million for the year ended December 31, 2000. The decrease in net sales during the year was primarily due to the loss of a major customer (Sam's Club) that built and began using its own warehouse and distribution system in August 2000. Sam's Club accounted for approximately 30% of our total net sales for fiscal 2000 as compared to 43% of our total net sales during fiscal 1999.

         Gross Profit. Gross profit decreased by approximately $1.5 million or 5.7% from $26.2 million for the year ended December 31, 1999 to approximately $24.7 million for the year ended December 31, 2000. Gross profit as a percentage of net sales increased from 13.3% for the year ended December 31, 1999 to 13.9% for the year ended December 31, 2000. Both the decrease in gross profit dollars and the increase in the gross profit percentage margin are primarily attributable to the loss of the Sam's Club distribution business discussed in Net Sales. This business earned a gross margin percentage significantly lower than our sales to other customers. The decrease in gross profit dollars also reflects the increase in the prices of certain of our raw materials over those paid in fiscal 1999 for both the food processing segment and the food distribution segment. Pork prices have a significant impact on our cost of goods sold and higher pork prices in fiscal 2000 negatively impacted gross profit as compared to 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million or 6.0% from $21.4 million for the year ended December 31, 1999 to $22.7 million for the year ended December 31, 2000. This increase reflects an increase in the size of the direct store delivery fleet, higher salaries and benefits, the costs incurred in the launch phase of a new product line and increases in the costs of distributing our products, primarily related to the cost of fuel. As a percentage of net sales, selling, general and administrative expenses increased from 10.9% for the year ended December 31, 1999 to 12.8% for the year ended December 31, 2000. In addition to the increased costs discussed, this increase was partially attributable to the fact that the Sam's Club distribution business did not incur the same level of selling, general and administrative expenses per sales dollar as our other customers.

         Income from Operations. Income from operations decreased $2.8 million from $4.8 million for the year ended December 31, 1999 to $2.0 million for the year ended December 31, 2000. This decrease is attributable to factors discussed above.

         Interest Expense. Interest expense increased $0.3 million from $2.5 million for the year ended December 31, 1999 to $2.8 million for the year ended December 31, 2000. This increase was primarily due to an increase in our cost of variable-rate borrowings and the related outstanding balances.

         We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition. We are required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in our federal or state income tax returns and, therefore, would increase our effective income tax rate. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the years ended December 31, 1999 and 2000, we recorded no additional interest expense, as the net fair value of the warrants did not increase.

         Income (Loss) from Continuing Operations. Income from continuing operations decreased from $2.3 million for the year ended December 31, 1999 to a loss of $0.7 million for the year ended December 31, 2000. This decrease is attributable to the factors discussed above.

         Income Taxes The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of a portion of the goodwill amortization.

CHANGE IN ACCOUNTING PRINCIPLE

         During the fiscal year ended December 31, 2000, we changed our method of accounting for production parts inventory from expensing upon purchase to capitalizing upon purchase and expensing upon installation. The $141,000 cumulative effect of the change on prior years is included in the net loss for the year ended December 31, 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Net Sales. Net sales increased by $16.0 million or 8.8% from $181.0 million for the year ended December 31, 1998 to $197.0 million for the year ended December 31, 1999. The increase in net sales was primarily due to the impact of the acquisition of Potter, which we acquired on March 20, 1998, and the introduction of new branded product lines in key markets.

         Gross Profit. Gross profit increased by approximately $2.0 million or 8.3% from $24.2 million for the year ended December 31, 1998 to approximately $26.2 million for the year ended December 31, 1999. Gross profit as a percentage of net sales was 13.3% for both the year ended December 31, 1998 and 1999. The dollar increase primarily reflects the impact of the Potter acquisition. Pork prices have a significant impact on our cost of goods sold and lower pork prices during 1998 favorably impacted gross profit as compared to 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million or 8.0% from $19.8 million for the year ended December 31, 1998 to $21.4 million for the year ended December 31, 1999. As a percentage of net sales, selling, general and administrative expenses were 10.9% for both the year ended December 31, 1998 and 1999. This dollar increase is attributable primarily to the increase in sales.

         Income from Operations. Income from operations increased $0.4 million from $4.4 million for the year ended December 31, 1998 to approximately $4.8 million for the year ended December 31, 1999. This increase is attributable to the factors discussed above.

         Interest Expense. Interest expense increased $0.3 million from $2.2 million for the year ended December 31, 1998 to $2.5 million for the year ended December 31, 1999. This increase was primarily attributable to increased levels of debt (and the related amortization of deferred financing costs and note discounts) that were necessary to finance the acquisition of Potter.

         Income from Continuing Operations. Income from continuing operations was $2.3 million for the years ended December 31, 1998 and 1999.

         Income Taxes. The effective tax rate differs from the statutory rate primarily because of state income taxes, the non-deductibility of goodwill amortization and the reduction of the valuation allowance of $462,500 in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the year ended December 31, 1998 was $2.6 million. The cash generated from operating activities was primarily the result of income from continuing operations, depreciation and amortization and increases in accrued expenses, which were partially offset by an increase in accounts receivable and a decrease in accounts payable. Net cash provided by operating activities for the year ended December 31, 1999 was $5.0 million. This amount was principally the result of income from continuing operations, depreciation and amortization, an increase in accounts payable and a decrease in accounts receivable. This was partially offset by an increase in inventory and a decrease in accrued expenses. Net cash used in operating activities for the year ended December 31, 2000 was $1.4 million. This was principally the result of a loss from continuing operations and a decrease in accounts payable that was partially offset by depreciation and amortization and a decrease in accounts receivable.

         Cash used in investing activities for the years ended December 31, 1998, 1999 and 2000 was $13.6 million, $1.9 million and $1.7 million, respectively, which was primarily related to capital expenditures and in 1998, the cash paid for the acquisition of Potter.

         Cash provided by financing activities in the year ended December 31, 1998 was $8.9 million, principally affected by the borrowings under the term debt and notes payable to finance the acquisition of Potter and an increase in the bank overdraft. These amounts were partially offset by payments of term debt and notes payable under the line of credit. Cash used in financing activities in the year ended December 31, 1999 was $4.1 million, principally affected by the payments of term debt and notes payable under the line of credit, the repurchase of our common stock and a decrease in the bank overdraft. Cash provided by financing activities in the year ended December 31, 2000 was $2.0 million, principally affected by borrowings under the line of credit which were partially offset by the payments of term debt and the repurchase of our common stock.

         In the first quarter of 1998, we acquired substantially all of the assets of Potter, a branded food processing company located in Durant, Oklahoma, in consideration for approximately $13.0 million in cash, plus assumed liabilities and related transaction costs. In connection with this acquisition, we borrowed approximately $6.5 million in senior subordinated debt ("Senior Subordinated Note") from Banc One Capital Partners, LLC ("BOCP"). In connection with this Senior Subordinated Note we issued detachable common stock warrants with a put option. We also refinanced our line of credit and term debt ("Fleet Facility") through Fleet Capital ("Fleet"). The Fleet Facility provided a line of credit balance as of March 31, 1998, of approximately $7 million, which was $0.4 million greater than the balance previously outstanding under the existing line of credit facility.

         As of December 31, 1999 and 2000, we had outstanding under the Fleet Facility approximately $8.9 million and $7.2 million, respectively, in term debt and approximately $0.8 million and $5.1 million respectively in line-of-credit borrowings. The Company owed $6.5 million to Banc One under the Senior Subordinated Note, and approximately $2.7 million of subordinated debt to former owners of Prefco, Richard's, Grogan's and Partin's. The interest on the Senior Subordinated Note was 10% per annum for the years ended December 31, 1998, 1999 and 2000. Under the terms of an amendment to the Senior Subordinated Note dated April 13, 2001 and effective January 17, 2001, this interest rate was increased to 15% per annum. This increase is accrued, compounded monthly and payable in full on June 30, 2003. The subordinated debt owed to former owners bears interest at an average rate of approximately 7.7% per annum. The term debt and line of credit agreement under the Fleet Facility bear annual interest at either the bank's prime rate plus 1% (9.25% and 9.75% at December 31, 1999 and 2000 respectively) or adjusted LIBOR plus 2.5%, at our option.

         Warrants issued in conjunction with the Senior Subordinated Note provide that on the occurrence of a Put Trigger Event (defined below), if the average trading volume of our stock for four consecutive weeks is less than 15% of the number of shares issuable to the holder of the put warrants, such holders would have a thirty day right to require us to redeem the warrants for a cash amount equal to the greater of a cash flow formula (defined in the Warrant Agreement) or the fair market value of the underlying shares based upon an appraisal, in each case, net of an exercise price of $3.38 per share. For these purposes, a "Put Trigger Event" would occur upon the earlier of certain events, including the fifth anniversary of the warrants, a sale of all or substantially all of our assets, or a business combination in which we are not the surviving corporation.

         If the holder of the warrants exercises the put option, our ability to satisfy such obligation will depend on our ability to raise additional capital. Our ability to secure additional capital at such time will depend upon our overall operating performance, which will be subject to general business, financial, competitive and other factors affecting us and the processed meat distribution industry, certain of which factors are beyond our control. No assurance can be given that we will be able to raise the necessary capital on terms acceptable to us, if at all, to satisfy the put obligation in a timely manner. If we are unable to satisfy such obligation, our business, financial condition and operations will be materially and adversely effected.

         During fiscal year 2000, we were in violation of some of the financial ratios we are required to maintain under the terms of the Fleet Facility and the Senior Subordinated Note. Both Fleet and BOCP have waived the non-compliance and revised our financial covenants. As conditions to the waiver by BOCP, and the revision to our financial covenants, we agreed to continue the default rate of interest (effective as of January 17, 2001 and payable as described above) of 15% per annum, which went into effect when we violated the financial covenants, to obtain the approval of BOCP prior to any renewal of the employment agreement with our chief executive officer, to terminate our management agreement with Sterling Advisors, and to use commercially reasonable efforts, subject to our board of directors fiduciary duties, to obtain replacement financing for the Senior Subordinated Note. In addition, Sterling BOCP, LLC, an entity owned by some of our directors, officers and 5% shareholders, purchased 10% of BOCPs' interest in the BOCP Senior Subordinated Note and the related warrants with a put option.

         A junior subordinated note to a former owner in the principal amount of $1.4 million was due on March 31, 2001, but was not paid because of restrictions under the Fleet Facility and the Senior Subordinated Note. Two additional junior subordinated notes to former owners, one in the amount of $0.85 million and another in the amount of $0.2 million, become due on July 31, 2001, and September 30, 2001 respectively. Payment on each of these notes will be made when such payment will not violate the covenants under our credit facilities. Under the terms of an inter-creditor subordination agreement, the former owners are prohibited from exercising any remedy with respect to this debt until the Fleet Facility and the Senior Subordinated Note are paid in full; however, the interest rates of 9%, 6.35% and 8%, respectively, on each note increases by 2% per annum after its due date until the principal is paid.

         We believe that cash generated from operations and bank borrowings will be sufficient to fund our debt service, working capital requirements and capital expenditures as currently contemplated for 2001. However, our ability to fund our working capital requirements and capital expenditures will depend in large part on our ability to continue to comply with covenants in the Fleet Facility and the Senior Subordinated Note. Our ability to continue to comply with these covenants will depend on a number of factors, certain of which are beyond our control, including but not limited to, implementation of our business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on our future operating performance. No assurance can be given that we will remain in compliance with such covenants throughout the term of the Fleet Facility and the Senior Subordinated Note.

         We, from time to time, review the possible acquisition of other products or businesses. Our ability to expand successfully through acquisition depends on many factors, including the successful identification and acquisition of products or businesses and our ability to integrate and operate the acquired products or businesses successfully. There can be no assurance that we will be successful in acquiring or integrating any such products or businesses.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to certain market risks. These risks relate to commodity price fluctuations, interest rate changes, fluctuations in the value of the warrants with the put option, and credit risk.

         We are a purchaser of pork and other meat products. We buy pork and other meat products based upon market prices that are established with the vendor as part of the purchase process. Our operating results of the Company are significantly impacted by pork prices. We do not use commodity financial instruments to hedge pork and other meat product prices.

         Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. We do not use, and have not in the past year used, any derivative financial instruments relating to the risk associated with changes in interest rates.

         We are required to accrete the value of the warrants and mark-to-market the estimated fair value of the put option. Any increases to such value are charged to earnings as additional interest expense. To the extent of any charges to earnings, any subsequent decreases to the value of the warrants are added to earnings as additional interest income. Furthermore, any such additional interest expense would not be deductible in our federal or state income tax returns and, therefore, would increase our effective income tax rate. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the fiscal year ended December 31, 1999 and 2000, we recorded no additional interest expense, as the estimated fair value of the warrants did not exceed the carrying value of the warrants.

         We are exposed to credit risk on certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" established accounting and reporting standards for hedging activities and derivatives. As issued, SFAS 133 was effective for fiscal quarters beginning after June 15, 1999. In June 1999, SFAS 137 was issued effectively deferring the date of required adoption of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 and SFAS No. 138, as required, in fiscal year 2001. We generally do not use derivative financial instruments other than the warrants with a put option. In connection with the required adoption of SFAS No. 133 in fiscal 2001, we will reduce the warrants with a put option to their fair value during the first quarter of 2001.

FORWARD LOOKING STATEMENTS

         We want to provide stockholders and investors with meaningful and useful information. Therefore, this Annual Report on Form 10-K contains forward-looking information and describes our belief concerning future business conditions and our outlook based on currently available information. Whenever possible, we have identified these forward looking statements by words such as "believes," "estimates," "will depend" and similar expressions. These forward-looking statements are subject to risks and uncertainties that would cause our actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of our business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the warrants with the put option on our net income and effective tax rate; our ability to raise additional capital; our ability to refinance our senior subordinated debt by December 31, 2001 in accordance with our covenant to BOCP to use our commercially reasonable efforts to do so; sensitivity to such factors as weather and raw material costs and the factors discussed above under the caption "Quantitative and Qualitative Disclosures About Market Risk." Readers are encouraged to review information in Item 1 under the heading "Risk Factors" and our Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. We assume no obligation to update the information contained in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See discussion under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our 2000 Financial Statements and the related Report of Independent Auditors are set forth on pages F-1 THROUGH F-20 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

CLASS II -- DIRECTORS TO BE ELECTED AT THE 2001 ANNUAL MEETING:

         Merrick M. Elfman. Mr. Elfman, age 43, is Chairman of our company, a position he has held since July 1996, and he has been a director of our Company since 1993. Mr. Elfman has been Chairman of Ecom Group, Inc., a privately-held distributor of specialty lighting products ("Ecom"), since 1989 and a director of Becker Group, Ltd., a privately-held company in the mall decorations business ("Becker Group"), since 1998. He is also the founder of Elfman Venture Partners, Inc. ("EVP"), a private investment firm of which he has been president since 1987.

         John T. Hanes. Mr. Hanes, age 64, has served as a director of our company since December 1997 and is a member of the Audit Committee. From 1994 to the present, Mr. Hanes has served as President of The John T. Hanes Company, a management consulting firm, and he has been a director of Premier Valley Foods, a privately-held manufacturer and marketer of the DelMonte brand of dried fruits, since 1998. From 1991 to 1994, Mr. Hanes served as the Chairman and President of Doskocil Companies/Wilson Foods Corporation, Incorporated, a publicly-held manufacturer of pizza and other processed meat products, and he retired as its Chief Executive Officer.

         Steven M. Taslitz. Mr. Taslitz, age 42, has served as a director of our company since 1991. Mr. Taslitz is a co-founder and Managing Principal of Sterling Capital, Ltd., a private investment firm which was founded in 1984 ("Sterling Capital"), and Sterling Group, Inc., an affiliate of Sterling Capital ("Sterling Group"), and a partner of Sterling Advisors, LP ("Sterling Advisors"). He has served as the President of Sterling Group since 1984. Mr. Taslitz is a director of Ecom and Becker Group.

CLASS III -- DIRECTORS SERVING UNTIL 2002 ANNUAL MEETING:

         John A. Miller. Mr. Miller, age 47, has served as a director of our company since September 1993 and is currently a member of the Audit Committee and the Compensation Committee. Mr. Miller has served as President of North American Paper Company since 1988. Mr. Miller has been a director of Network Services Inc. since 1991, where he is a member of the Compensation Committee and Audit Committee; a director of Becker Group, since 1998; and a director of International Collectors Society LP, a privately-held collectibles company ("ICS"), since 1998, where he is a member of the Compensation Committee.

         Alan F. Sussna. Mr. Sussna, age 44, has served as a director, President and Chief Executive Officer of our company since March 1996. From 1991 through 1995, Mr. Sussna was a director of Bain & Company, a consulting firm. Through his association with Bain & Company and as a partner in the consulting firm of McKinsey & Company, he has opened offices as well as led those firms' Consumer Goods practices. In the fall of 1999, Mr. Sussna was elected to the board of directors of StartSampling, Inc., an internet start-up. In the summer of 2000, Mr. Sussna was elected to the board of directors of Opto-Lynx, an Indiana based high technology start-up. Mr. Sussna has also held industry positions as Executive Vice President -- Sales and Marketing for Jim Beam Brands and in product management at Frito-Lay, Inc.

CLASS I -- DIRECTORS SERVING UNTIL 2003 ANNUAL MEETING:

         Eric D. Becker. Mr. Becker, age 38, served as Chairman of our company from September 1993 through July 1996, and he has been a director since 1991, the year our Company's business was purchased from a predecessor. Mr. Becker is also a co-founder and Managing Principal of Sterling Capital and, since 1984, Mr. Becker has also been Chairman and Vice President of Sterling Group. Mr. Becker is also Chairman of ICS and Becker Group. Mr. Becker has also been a Principal of Sterling Advisors since 1984 and Managing Principal of Sterling Venture Partners since 1999. Mr. Becker has also been a partner of Fund Management Services, a fund management company, since November 1999.

         Brian Fleming. Mr. Fleming, age 55, has served as a director of our company since December 1997 and is currently a member of the Compensation Committee. Mr. Fleming is President of E.W. Knauss & Son, a manufacturer of processed meat products specializing in dried beef and meat snacks, a position he has held since 1998. From 1991 to 1997, Mr. Fleming was the President of Knauss Snack Food Company, a privately-held meat snack business. Prior to 1991, Mr. Fleming was the President and Chief Operating Officer of Acme Foods Company, a privately-held meat snack company. Mr. Fleming is presently a director of The Decal Source, which designs and distributes decals for use in Nascar motor sports, a position he has held since 1998.

         G. Cook Jordan, Jr. Mr. Jordan, age 49, has served as a director of our company since September 1993 and he is a member of the Audit Committee and the Compensation Committee. Mr. Jordan is a co-founder and managing principal of Jordan, Knauff & Company, a private investment bank. From 1998 to 1999, Mr. Jordan was a general partner at CID Equity Partners, a venture capital investment fund. From 1996 through 1998, Mr. Jordan was a principal at C3 Holdings, LLC, a private investment firm. From 1988 through 1996, Mr. Jordan served as a Manager of Allstate Venture Capital, which was affiliated with Allstate Insurance Company. Mr. Jordan has also been a director at Day's Molding and Machinery, a plastic injection molder, since 1998, and he was a director at ACR Systems, Inc., a systems developer, from 1997 to 2001.

EXECUTIVE OFFICERS

         In addition to Merrick M. Elfman and Alan F. Sussna, whose biographies are listed in the directors section above, our company has the following two executive officers:

         Thomas M. Dalton. Mr. Dalton, age 52, has served as our Chief Financial Officer and Senior Vice President since April 1998. He was also elected to the additional position of Chief Operating Officer in March 2001. Mr. Dalton served as a director, Executive Vice President and Chief Financial Officer of the Richelieu Group, a privately-held company with nine operating subsidiaries in food processing and distribution from 1985 to 1993. From 1994 through 1998, Mr. Dalton served as a director, Chief Executive Officer and Chief Financial Officer of SNA Inc., a food processing and distribution company, and he has been a director of Duo-Fast Corporation, a privately-held manufacturer and distributor of tools and fasteners since 1997.

         Steve Englander. Mr. Englander, age 45, has served as our Senior Vice President - Marketing since August 1998. Prior to his employment with our company, Mr. Englander was Vice President of Marketing with Morningstar Foods, a position he held from September 1995 through March 1998. From September 1991 through June 1995, he was Vice President of Marketing and Sales at Eagle Snacks, a division of Anheuser Busch.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the 1934 Act requires our officers, directors and certain beneficial holders of our common stock to file reports about their beneficial ownership of our common stock. Specific due dates for these reports have been established and we are required to disclose in this Form 10-K any failure to file by these dates during 2000. All of these filing requirements were timely satisfied. In making these disclosures, we have relied solely upon written representations of our directors and executive officers and copies of the reports they filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth annual and long-term compensation for the fiscal years ended December 31, 1998, 1999 and 2000 for services in all capacities to our company of (i) our chief executive officer, and (ii) our next two most highly compensated executive officers (collectively, the "Named Officers"). No other executive officer of our company received total annual salary and bonus in excess of $100,000 during 2000.


                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                              ANNUAL COMPENSATION             COMPENSATION
                                        --------------------------------      ------------
                                                                               SECURITIES         ALL OTHER
                                                                               UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR      SALARY($)     BONUS($)       OPTIONS(#)          ($)(2)
---------------------------             ----      ---------     --------       ----------       ------------
Alan F. Sussna,                         2000       348,007      100,000                --            44,250
President and Chief Executive           1999       335,394      145,500                --            40,523
Officer                                 1998       310,346       50,000           500,000            27,704




Thomas M. Dalton, Senior Vice           2000       172,048       50,000                --            23,625
President and Chief Financial           1999       159,808       33,750           125,000            20,854
Officer(1)                              1998       110,425           --            75,000            12,462




Steven E. Englander(3),                 2000       112,144        6,500                --            15,724
Senior Vice President - Marketing       1999       106,999       10,000                --            14,060
                                        1998        39,095           --            45,000             3,231


--------------

(1) Mr. Dalton joined our company as Senior Vice President and Chief Financial Officer on April 6, 1998.
(2) These amounts represent $3,704, $1,523 and $5,250 contributed by us in 1998, 1999, and 2000 respectively, to our 401(k) Plan on behalf of Mr. Sussna; $24,000, $39,000 and $39,000 paid to Mr. Sussna in 1998,
         1999 and 2000 respectively, as an allowance for transportation costs and health related benefits; $12,462, $18,000 and $19,500 paid to Mr. Dalton in 1998, 1999 and 2000 respectively, as an allowance for transportation costs and health related benefits; $3,231, $12,000 and $12,000 paid to Mr. Englander in 1998, 1999 and 2000, respectively, as an allowance for transportation costs and health related benefits; $2,854 and $2,060 contributed by us in 1999 to our 401(k) Plan on behalf of Mr. Dalton and Mr. Englander, respectively; $4,125 and $3,724 contributed by us in 2000 to our 401(k) on behalf of Mr. Dalton and Mr. Englander, respectively.
(3) Mr. Englander joined our company as Senior Vice President-Marketing on August 10, 1998.

OPTION GRANTS AND EXERCISES

         During 2000, 33,000 options were granted to our employees, however, we granted no options to our Named Officers. Additionally, there were no option exercises by our Named Officers in 2000.

         Shown below is information with respect to outstanding options held by our Named Officers as of December 31, 2000. All options reflected in the chart below were granted under our Option Plan and our Named Officer's employment agreement.


                     AGGREGATED 2000 YEAR-END OPTION VALUES

                                 NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED                     IN-THE-MONEY
                                  OPTIONS AT 12/31/00                   OPTIONS AT 12/31/00
NAME                           EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE(1)
----                           -------------------------            -----------------------------
Alan F. Sussna                      366,667/383,333                          $0/$0
Thomas M. Dalton                    133,333/66,667                           $0/$0
Steven E. Englander                  15,000/30,000                           $0/$0

------------------

(1) Based on closing price of $0.875 per share of Common Stock on December 29, 2000, as reported by the American Stock Exchange.

DIRECTORS' FEES

Under our option plan, non-employee directors receive options to purchase 10,000 shares of Common Stock on January 1 of each year.

CONSULTING AND EMPLOYMENT AGREEMENTS

         Effective March 15, 1996, we entered into an employment agreement with Mr. Sussna, pursuant to which Mr. Sussna serves as our Chief Executive Officer and President. The initial term of the employment agreement was for five years, which extends for additional one year periods commencing March 15, 2001 unless and until terminated by written notice given by either party to the other six months prior to each applicable termination date. Mr. Sussna's employment agreement was renewed in 2001 and it is currently in effect until March 15, 2002. The employment agreement provides that we will pay Mr. Sussna base compensation of $230,000 in the first year of the employment agreement and $200,000 per year thereafter, subject to normal cost of living increases, as well as those increases permitted by our Compensation Committee. The base compensation was raised to $300,000 per year in April 1997, $338,250 per year in 1999 and $355,163 in 2000. Mr. Sussna will also receive an annual bonus of up to 50% of his base salary, based on our actual cash flow and management objectives. Pursuant to his employment agreement, Mr. Sussna received options to purchase 250,000 shares of our common stock at an exercise price of $1.50 per share, which options vest in five equal installments on the first through fifth anniversaries of the effective date of the employment agreement, subject to acceleration upon the satisfaction of certain conditions set forth in the employment agreement. In 1998, our Compensation Committee granted Mr. Sussna options to purchase an additional 500,000 shares of our common stock at an exercise price of $2.75 per share, 250,000 of which options vest in three equal installments on the first through third anniversaries of the date of the grant, while the vesting of the remaining 250,000 options depends upon our stock price achieving certain levels. In 2000, Mr. Sussna received no options to purchase shares of our common stock.

         Effective April 6, 1998, we entered into an employment agreement with Mr. Dalton, pursuant to which Mr. Dalton serves as our Senior Vice President and Chief Financial Officer. In March 2001, Mr. Dalton was elected to the additional position of Chief Operating Officer. The initial term of the employment agreement was for three years, which extends for additional one year periods commencing April 6, 2001 unless and until terminated by written notice given by either party to the other six months prior to each applicable termination date. Mr. Dalton's employment agreement was renewed in 2001 and it is currently in effect until April 6, 2002. The employment agreement provides that we pay Mr. Dalton base compensation of $150,000 in the first year of the employment agreement, subject to normal cost of living increases, as well as those increases permitted by our Compensation Committee. In 1999, Mr. Dalton's base compensation was increased to $165,000 per year and he became eligible for an annual bonus of up to 40% of his base salary. In 2000, Mr. Dalton's base salary was increased to $173,250 per year. Pursuant to his employment agreement, Mr. Dalton received options to purchase 75,000 shares of our common stock at an exercise price of $3.375 per share which options vest in three equal installments on the first through third anniversaries of the date of grant, subject to acceleration upon the satisfaction of certain conditions set forth in Mr. Dalton's employment agreement. In 1999, our Compensation Committee also granted Mr. Dalton options to purchase an additional 125,000 shares of our common stock at an exercise price of $2.75 per share, which vest in three equal installments on each of July 23, 1999, 2000 and 2001, subject to acceleration upon the satisfaction of certain conditions set forth in Mr. Dalton's employment agreement.

          Effective August 10, 1998 we entered into an employment agreement with Mr. Englander, pursuant to which Mr. Englander serves as our Senior Vice President - Marketing. The employment agreement may be terminated by Mr. Englander or us at any time, subject in some circumstances to our obligation to pay Mr. Englander's compensation for a period of up to six months after the termination, which period depends upon the reason for the termination and the duration of Mr. Englander's employment with us prior to termination. The employment agreement provides that we will pay Mr. Englander base compensation of $107,000 per year during his employment with us, subject to normal cost of living increases. In 2000, Mr. Englander's base compensation was increased from $106,999 to $112,349. Mr. Englander will also receive an annual bonus of up to 30% of his base salary, 50% of which will be based on our overall performance and 50% of which will be based upon management objectives described by our chief executive officer on an annual basis. Pursuant to his employment agreement, Mr. Englander received options to purchase 45,000 shares of our common stock, 15,000 of which have an exercise price of $2.875 per share and vest in three equal installments on the first through third anniversaries of the date of the employment agreement, 15,000 of which have an exercise price of $3.31 per share (the average closing price of the ten trading days preceding August 10, 1999) and vest in three equal installments on the second through fourth anniversaries of the date of the employment agreement, and 15,000 of which have an exercise price of $2.3191 per share (the average closing price of the ten trading days preceding August 10, 2000) and vest in three equal installments on the third through fifth anniversaries of the date of the employment agreement.

         The employment agreements for Mr. Sussna and Mr. Dalton provide for certain separation benefits. These provisions provide that if the executive's employment is terminated either (1) by us without cause, or (2) by the executive due to a reduction in responsibility without his consent, a reduction in his base salary, relocation of his office from Chicago, Illinois, our failure to comply with the terms of the employment agreement, or certain changes of control of our company, then the executive will receive one-half or the full amount (depending upon whether the termination occurs before or after the second anniversary of the effective date of the executive's employment) of the executive's base salary, the annual bonus to which the executive would have been entitled but for the termination, and continued employee benefits for the maximum period permitted by law. These separation benefits are also triggered if the aggregate beneficial ownership of the following individuals is reduced to less than 15% of the number of shares of common stock outstanding: Douglas L. Becker, Eric D. Becker, Merrick M. Elfman, Bruce L. Goldman, Rudolf Christopher Hoehn-Saric and Steven M. Taslitz, as well as their spouses and dependent children or trusts established for their benefit.

         The employment agreements for Mr. Sussna, Mr. Dalton and Mr. Englander also contain certain non-competition and confidentiality provisions pursuant to which they agree not to compete with our company for a period of two years (three years in the case of Mr. Sussna) following termination of their employment with us, nor will they solicit for employment any director, stockholder or certain employees of our company during such period. The employment agreements also provide that Mr. Sussna, Mr. Dalton and Mr. Englander will not disclose any confidential information concerning our company and our business to any other person or entity except as may be required by law.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of our common stock as of April 10, 2001, by each person known by our Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, each director of our Company, each Named Officer (as defined below), and all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission (the "SEC") by such persons or upon information otherwise provided by such persons to us.

                                                             SHARES BENEFICIALLY
             NAMES OF BENEFICIAL OWNERS                             OWNED(1)        PERCENTAGE OWNED
---------------------------------------------------          -------------------    ----------------
Douglas L. Becker...................................              405,957 (2)           6.07%
Eric D. Becker......................................              510,957 (3)           7.58%
Merrick M. Elfman...................................              538,859 (4)           7.99%
Philip L. Glass.....................................              408,768 (5)           6.14%
Bruce L. Goldman....................................              647,076 (6)           9.72%
Rudolf Christopher Hoehn-Saric......................              436,699 (7)           6.53%
Alan F. Sussna......................................              621,307 (8)           8.78%
Steven M. Taslitz...................................              518,434 (9)           7.68%
Thomas M. Dalton....................................              320,189(10)           4.62%
Steven Englander....................................               21,592(11)             *
Brian T. Fleming....................................               41,500(12)             *
John T. Hanes.......................................               39,900(12)             *
G. Cook Jordan, Jr. ................................               94,107(13)            1.4%
John A. Miller......................................              202,405(14)           3.01%

All directors and executive officers as a group
(10 persons)........................................            2,909,250(15)           37.22%

-------------------
*Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Includes 30,000 shares underlying currently exercisable options. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.
(3) Includes 392,293 shares held by Mr. Becker's wife (of which Mr. Becker disclaims beneficial ownership) and 85,000 shares underlying currently exercisable options or options exercisable within 60 days. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.
(4) Includes 84,500 shares underlying currently exercisable options or options exercisable within 60 days. Of the remaining 454,359 shares, 433,805 are held by Mr. Elfman and his wife jointly. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.
(5) Includes 130,240 shares held by the Glass International Ltd. Profit Sharing Plan and Trust dated July 1, 1983 (the "Trust"). Mr. Glass and his wife, Ellen V. Glass, are co-trustees and also the beneficiaries of the Trust. Of the remaining shares, 278,528 are held by Mr. Glass and his wife jointly, either as joint tenants or tenants in common. The address for this shareholder is 20 N. Wacker, #3400, Chicago, IL 60606-3102.
(6) Includes 250,346 shares held by Mr. Goldman and Mr. Taslitz as co-trustees of the KJT Gift Trust. Mr. Goldman disclaims beneficial ownership of the shares held by the KJT Gift Trust. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.
(7) Includes 24,593 shares held by Mr. Hoehn-Saric as Trustee for the benefit of Gabriella Hoehn-Saric and 21,519 shares held by him as Trustee for the benefit of Rudolph Christopher Hoehn-Saric, Jr. Also includes 30,000 shares underlying currently exercisable options or options exercisable within 60 days. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.
(8) Includes 175,528 shares held by Mr. Sussna as trustee of the Alan F. Sussna Trust and 9,803 shares held by Mr. Sussna's wife, Brenda B. Sussna, as trustee of the Brenda B. Sussna Trust. Mr. Sussna disclaims beneficial ownership of all 9,803 shares held by his wife as trustee of the Brenda B. Sussna Trust. Also includes 416,667 shares underlying currently exercisable options, or options exercisable within 60 days, which are held by Mr. Sussna as Trustee of the Alan F. Sussna Trust. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.
(9) Includes 144,923 shares held by Mr. Taslitz as trustee of the Kathy J. Taslitz Trust and 250,346 shares held by Mr. Taslitz and Mr. Goldman as co-trustees of the KJT Gift Trust. Mr. Taslitz disclaims beneficial ownership of the 250,346 shares held by him as co-trustee of the KJT Gift Trust. Also includes 89,500 shares underlying currently exercisable options or options exercisable within 60 days. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.
(10) Includes 278,333 shares underlying currently exercisable options or options exercisable within 60 days.
(11) Includes 15,000 shares underlying currently exercisable options with options exercisable within 60 days.
(12) Includes 35,000 shares underlying currently exercisable options or options exercisable within 60 days.
(13) Includes 59,500 shares underlying currently exercisable options or options exercisable within 60 days. Also includes 19,607 shares held by Mr. Jordan's IRA.
(14) Includes 59,500 shares underlying currently exercisable options or options exercisable within 60 days.
(15) Includes 1,158,000 shares underlying currently exercisable options or options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 1, 2000, we entered into a management agreement with Sterling Advisors pursuant to which Sterling Advisors was to provide us with management and advisory services, including assisting our executives in making management, financial and strategic decisions, during the initial term ending April 30, 2002. Messrs. Douglas Becker (a 5% beneficial owner of our common stock), Eric Becker (a director and 5% beneficial owner), Rudolph Christopher Hoehn-Saric (a 5% beneficial owner), and Steven Taslitz (a director and 5% beneficial owner) own Sterling Advisors. During the initial term of the management agreement, we were to pay Sterling Advisors a consulting fee of $36,000 per month. Additionally, we were to pay $200,000 to Sterling Advisors on the date of execution of the management agreement. The management agreement also contains certain non-competition and confidentiality provisions pursuant to which Sterling Advisors agrees not to compete with us or disclose any confidential information for a period of two years following termination of the agreement, nor will it solicit for employment any director, stockholder or certain employees of our company during such period. In connection with the April 2001 restructuring of our senior subordinated debt to Banc One Capital Partners, described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, this management agreement was terminated and all amounts payable thereunder were waived.

         Also in connection with the April 2001 restructuring of our senior subordinated debt to Banc One Capital Partners, Sterling BOCP, LLC purchased a 10% interest in the senior subordinated debt from Banc One Capital Partners, including a corresponding 10% interest in the warrants with a put option which were issued in connection with the senior subordinated debt. These warrants with a put option are described in the "Liquidity and Capital Resources" section of
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Sterling BOCP is owned by Messrs. Douglas Becker (a 5% beneficial owner), Eric Becker (a director and 5% beneficial owner), Merrick Elfman (an executive officer, director and 5% beneficial owner), Bruce Goldman (a 5% beneficial owner), John Miller (a director) and Steven Taslitz (a director and 5% beneficial owner.

         Our Company, Sterling Group and Messrs. Eric Becker, Steven Taslitz, Douglas Becker and Christopher Hoehn-Saric entered into a non-compete and non-disclosure agreement containing certain non-competition and confidentiality provisions pursuant to which Sterling Group and Messrs. E. Becker, Taslitz, D. Becker and Hoehn-Saric agreed not to compete with us for a period ending one year after Sterling Group's consulting relationship with our Company is terminated, nor will they solicit for employment any director, stockholder or certain employees of our Company during such period. This agreement also provides that neither Sterling Group nor these individuals will disclose any confidential information concerning us and our business to any other person or entity except as may be required by law.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Form 10-K:

                  1. The consolidated financial statements of the Company and its subsidiaries, together with the applicable reports of independent public accountants:


                                                                                                             Page
                                                                                                             ----
                           Independent Auditors' Report                                                      F-1

                           Consolidated Balance Sheets - as of December 31, 1999 and 2000                    F-2

                           Consolidated Statements of Operations - for the years ended December 31, 1998,
                           1999 and 2000                                                                     F-3

                           Consolidated Statements of Stockholders' Equity - for the years ended
                           December 31, 1998, 1999 and 2000                                                  F-4

                           Consolidated Statements of Cash Flows - for the years ended December 31,
                           1998, 1999 and 2000                                                               F-5

                           Notes to Consolidated Financial Statements                                        F-6

                  2. The following exhibits are filed with this report or incorporated by reference as set forth below:

                     Exhibit
                     Number              Description
                     ------              -----------
                     3.1                 Certificate of Incorporation of Atlantic Premium Brands, Ltd. (the
                                         "Company"), including all amendments thereto (1)
                     3.2                 By-Laws of the Company (1)
                     4.1                 Specimen Stock Certificate (1)
                     4.2                 Atlantic Premium Brands, Ltd. Employee Stock Purchase Plan dated November
                                         1, 1997 (2)
                     4.3                 $1.4 million Subordinated Note made by ABEV Acquisition Corp. in favor of
                                         Franklin Roth and Allen Pauly (3)

                     4.4                 6.35% Subordinated Non-Negotiable Promissory Note due July 31, 2001 made by Richard's Cajun Foods Corp. and the Company in favor of J.L. Richard in the original principal amount of $850,000 (4)
                     4.5                 8% Subordinated Non-Negotiable Promissory Note due September 30, 2001 made by Grogan's Merger Corp. in favor of Bobby L. Grogan and Betty R. Grogan in the original principal amount of $219,593 (4)
                     4.6                 8% Subordinated Non-Negotiable Promissory Note due December 31, 2003 made by Grogan's Farm, Inc. in favor of Jefferson Davis and Roger Davis in the original principal amount of $219,593 (4)
                     4.7                 Secured Promissory Note dated as of March 20, 1998 of the Company and certain of its subsidiaries payable to Fleet Capital Corporation in the original principal amount of $11,000,000 (4)
                     4.8                 Loan and Security Agreement dated as of March 20, 1998 among Fleet Capital
                                         Corporation, the Company and certain of its subsidiaries (4)
                     4.9                 First Amendment to Loan and Security Agreement dated as of December 20,
                                         1999 among Fleet Capital Corporation, the Company and certain of its subsidiaries (*)
                     4.10                Second Amendment to Loan and Security Agreement dated as of April 13, 2001 among Fleet Capital Corporation, the Company and certain of its subsidiaries (*)
                     4.11                Stock Pledge Agreement dated as of March 20, 1998 between the Company and
                                         Fleet Capital Corporation (4)
                     4.12                Atlantic Premium Brands, Ltd. and Subsidiaries Senior Subordinated Note
                                         and Warrant Purchase Agreement dated as of March 20, 1998 among the
                                         Company, certain of its subsidiaries and Banc One Capital Partners, LLC
                                         ("Banc One") (4)
                     4.13                Limited Waiver of Covenants Under and Amendment to Senior Subordinated
                                         Note and Warrant Purchase Agreement dated as of April 13, 2001 among the
                                         Company, certain of its subsidiaries and Banc One (*)
                     4.14                Note and Warrant Purchase Agreement dated as of April 13, 2001 among the
                                         Company, certain of its subsidiaries, Banc One, Sterling BOCP, LLC
                                         ("Sterling") and Fleet Capital Corporation (*)
                     4.15                Intercreditor and Collateral Agency Agreement dated April 13, 2001 among
                                         Banc One, Sterling, the Company and certain of its subsidiaries (*)
                     4.16                Senior Subordinated Note due March 31, 2005 of the Company payable to Banc
                                         One dated as of April 13, 2001 in the original principal amount of
                                         $5,850,000 (*)
                     4.17                Senior Subordinated Note due March 31, 2005 of the Company payable to
                                         Sterling dated as of April 13, 2001 in the original principal amount of
                                         $650,000 (*)
                     4.18                Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase
                                         Warrant of Banc One dated as of April 13, 2001 (*)
                     4.19                Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase
                                         Warrant to Sterling dated as of April 13, 2001 (*)

                     4.20                Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock
                                         Purchase Warrant of Banc One dated as of April 13, 2001 (*)
                     4.21                Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock
                                         Purchase Warrant of Sterling dated as of April 13, 2001 (*)
                     4.22                Amended and Restated Put Option Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling (*)
                     4.23                Amended and Restated Registration Rights Agreement dated as of April 13,
                                         2001 among the Company, Banc One and Sterling (*)
                     4.24                Amended and Restated Shareholders Agreement dated as of April 13, 2001 among the Company, certain of its shareholders, Banc One and Sterling (*)
                     4.25                Amended and Restated Preemptive Rights Agreement dated as of April 13,
                                         2001 among the Company, Banc One and Sterling (*)
                     4.26                Debt Subordination Agreement dated as of March 20, 1998 among Banc One
                                         Capital Partners, LLC, the Company, certain of its subsidiaries and Fleet
                                         Capital Corporation (4)
                     4.27                Lien Subordination Agreement dated as of March 20, 1998 between Fleet
                                         Capital Corporation and Banc One Capital Partners, LLC (4)
                     10.1                Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M. Taslitz,
                                         Douglas L. Becker and R. Christopher Hoehn-Saric (1)
                     10.2                Form of Tax Indemnification Agreement (1)
                     10.3                Stock Purchase Agreement dated April 23, 1999 among the Company and Bobby
                                         L. Grogan and Betty Ruth Grogan (5)
                     10.4                The Company's 1999 Amended and Restated Stock Option Plan (6)
                     10.5                Employment Agreement dated October 29, 1996 between the Company and Alan
                                         F. Sussna (7)
                     10.6                Employment Agreement dated as of April 6, 1998 between the Company and
                                         Thomas M. Dalton (8)
                     10.7                Employment Agreement dated August 10, 1998 between the Company and Steven
                                         Englander (9)
                     10.8                Employment Agreement dated October 1, 2000 between the Company and Merrick
                                         M. Elfman. (*)
                     21                  Subsidiaries of the Company (4)
                     23                  Consent of KPMG LLP (*)

------------------
*Filed herewith.
(1) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement No. 333-39561 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 15, 1996, filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated May 21, 1999, filed with the Securities and Exchange Commission on
         May 24, 1999, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.
(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-K for the quarter ended September 30, 1998, and incorporated herein by reference.

              (b)   Reports on Form 8-K:

         On October 23, 2000, we filed a Current Report on Form 8-K dated October 13, 2000 disclosing Item 5 that the Arlington, Kentucky plant of Grogan's Sausage, one of our divisions, was destroyed by fire.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ATLANTIC PREMIUM BRANDS, LTD.

                        By:  /s/ THOMAS M. DALTON
                             ---------------------------------------
                                 Thomas M. Dalton
                                 Chief Operating Officer, Senior Vice President and Chief Financial Officer

Dated as of April 13, 2001.

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

         SIGNATURE                                         TITLE                              DATE
         ---------                                         -----                              ----
     /s/ ERIC D. BECKER                 Director                                         April 13, 2001
-------------------------------
       Eric D. Becker

                                        Chief Operating Officer, Senior Vice
                                        President and Chief Financial Officer
                                        (principal financial and accounting              April 13, 2001
    /s/ THOMAS M. DALTON                officer)
-------------------------------
      Thomas M. Dalton


   /s/ MERRICK M. ELFMAN                Director                                         April 9, 2001
-------------------------------
     Merrick M. Elfman

                                        Director                                        April ___, 2001
-------------------------------
       Brian Fleming


     /s/ JOHN T. HANES                  Director                                         April 10, 2001
-------------------------------
       John T. Hanes


                                        Director                                        April ___, 2001
-------------------------------
    G. Cook Jordan, Jr.



     /s/ JOHN A. MILLER                 Director                                         April 13, 2001
-------------------------------
       John A. Miller

                                        Chief Executive Officer and Director
     /s/ ALAN F. SUSSNA                 (principal executive officer)                    April 13, 2001
-------------------------------
       Alan F. Sussna


   /s/ STEVEN M. TASLITZ                Director                                         April 13, 2001
-------------------------------
     Steven M. Taslitz

                          Independent Auditors' Report


To the Stockholders of
Atlantic Premium Brands, Ltd.:

We have audited the accompanying consolidated balance sheets of Atlantic Premium Brands, Ltd. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Premium Brands, Ltd. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for production parts inventory in 2000.

                                                       /s/ KPMG LLP

Chicago, Illinois
March 16, 2001, except as to the third paragraph of Note 9 and the fifth paragraph of Note 16, which are as of April 13, 2001

                          ATLANTIC PREMIUM BRANDS, Ltd.

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                    December 31,
                                                                 1999          2000
                          ASSETS
Current assets:
  Cash                                                        $ 1,841       $   780
  Accounts receivable, net of allowance for doubtful
    accounts of $348 and $206, respectively                     9,623         7,791
  Inventory                                                     5,610         5,453
  Prepaid expenses and other current assets                       475         1,707
  Income taxes receivable                                         390           802
  Deferred income taxes                                           587           375
  Net assets of discontinued operations                            78           124
                                                               ------       -------
      Total current assets                                     18,604        17,032

Property, plant and equipment, net                             12,549        11,293
Intangible assets, net                                         13,153        12,788
Deferred income taxes                                               -           101
Other assets, net                                                 437           317
                                                               ------       -------
      Total assets                                            $44,743       $41,531
                                                               ======       =======
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                              $ 2,963       $ 3,167
  Notes payable under line of credit                              751         5,053
  Current maturities of long-term debt                          1,964         4,882
  Accounts payable                                             10,572         5,645
  Accrued expenses                                              1,414         1,721
                                                              -------       -------
      Total current liabilities                                17,664        20,468

Long-term debt, net of current maturities                      15,986        11,365
Deferred income taxes                                               5             -
Put warrants                                                    1,435         1,435
                                                              -------       -------
      Total liabilities                                        35,090        33,268

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued or outstanding                          -             -
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 6,845,069 and 6,658,863 shares
    issued and outstanding, respectively                           68            67
  Additional paid-in-capital                                   10,898        10,377
  Accumulated deficit                                          (1,313)       (2,181)
                                                              -------       -------
      Total stockholders' equity                                9,653         8,263
                                                              -------       -------
      Total liabilities and stockholders' equity              $44,743       $41,531
                                                              =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, Ltd.

                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                     Year Ended December 31,
                                                              1998            1999           2000
                                                              ----            ----           ----
Net sales                                                 $  181,023     $  196,998     $  177,743
Cost of goods sold                                           156,870        170,751        153,008
                                                          -----------------------------------------
   Gross profit                                               24,153         26,247         24,735
Selling, general and administrative
   expenses:
 Salaries and benefits                                         8,537          9,875         10,479
 Other operating expenses                                      9,593          9,449          9,982
 Depreciation and amortization                                 1,663          2,123          2,258
                                                          -----------------------------------------
   Total selling, general and
    administrative expenses                                   19,793         21,447         22,719
                                                          -----------------------------------------
   Income from operations                                      4,360          4,800          2,016
Interest expense                                               2,206          2,491          2,788
Other income, net                                                116             38             41
                                                          -----------------------------------------
   Income (loss) from continuing operations
    before income taxes and change
    in accounting principle                                    2,270           2,347          (731)
Income tax expense                                              (450)         (1,086)         (125)
                                                          -----------------------------------------
   Income (loss) from continuing
    operations                                                 1,820           1,261          (856)
Discontinued operations:
   Loss from discontinued operations                            (742)           (72)          (153)
   Loss on disposal of discontinued operations                  (559)            -              -
                                                          -----------------------------------------
Income (loss) before change in accounting
 principle and extraordinary loss                                519          1,189         (1,009)
Change in accounting principle                                     -              -            141
Extraordinary loss                                              (195)             -              -
                                                          -----------------------------------------
Net income (loss)                                         $      324    $     1,189     $     (868)
                                                          -----------------------------------------


Weighted average common shares:
  Basic                                                    7,384,372      7,054,284      6,707,908
                                                          -----------------------------------------
  Diluted                                                  7,576,236      7,193,748      6,707,908
                                                          -----------------------------------------

Income (loss) per common share:
 Basic
  Income (loss) from continuing
   operations before change in
   accounting principle and extraordinary loss            $     0.25     $   0.18       $   (0.13)
  Loss from discontinued operations,
   including loss on disposal                                  (0.18)       (0.01)          (0.02)
  Change in accounting principle                                   -            -            0.02
  Extraordinary loss                                           (0.03)          -               -
                                                          ----------------------------------------
 Net income (loss)                                        $     0.04     $   0.17       $   (0.13)
                                                          ----------------------------------------
 Diluted:
  Income (loss) from continuing
   operations before change in
   accounting principle and extraordinary loss            $     0.24     $   0.18       $   (0.13)
  Loss from discontinued operations,
   including loss on disposal                                  (0.17)       (0.01)          (0.02)
  Change in accounting principle                                   -            -            0.02
  Extraordinary loss                                           (0.03)           -               -
                                                          ----------------------------------------
 Net income (loss)                                        $     0.04     $   0.17       $   (0.13)
                                                          ----------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, Ltd.

                 Consolidated Statements Of Stockholders' Equity
                                 (in thousands)

                                                                        Additional                     Total
                                                     Common Stock        Paid-in     Accumulated    Stockholders'
                                                   Shares     Amount     Capital       Deficit         Equity
                                                   ------     ------     -------       -------         ------
Balance, December 31, 1997                          7,374      $74       $12,141      $(2,826)         $9,389

  Issuance of common stock in
    connection with employee stock
    purchase plan                                      27        -            60            -              60
  Exercise of stock options                            12        -            46            -              46
  Issuance of stock options to non-employee             -        -            13            -              13
  Net income                                            -        -             -          324             324
                                                   ----------------------------------------------------------
Balance, December 31, 1998                          7,413       74        12,260       (2,502)          9,832

  Repurchase and retirement of common stock          (579)      (6)       (1,381)           -          (1,387)
  Issuance of common stock in
    connection with employee stock
    purchase plan                                      11        -            19            -              19
  Net income                                            -        -             -        1,189           1,189
                                                   ----------------------------------------------------------
Balance, December 31, 1999                          6,845       68        10,898       (1,313)          9,653

  Repurchase and retirement of common stock          (241)      (2)         (578)           -            (580)
  Issuance of common stock in
    connection with employee stock
    purchase plan                                      55        1            57            -              58
  Net loss                                              -        -             -         (868)           (868)
                                                   ------------------------------------------------------------
Balance, December 31, 2000                          6,659     $ 67       $10,377      $(2,181)        $ 8,263
                                                   ============================================================


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, Ltd.
                      Consolidated Statements Of Cash Flows
                                 (in thousands)


                                                               Year Ended December 31,

                                                       1998            1999            2000
                                                       ----            ----            ----
Cash flows from operating activities:
  Net income (loss)                                 $    324         $ 1,189         $  (868)
  Adjustments to reconcile net
      income (loss) to net cash provided
      by (used in) operating activities
    Extraordinary loss                                   195              --              --
    Depreciation and amortization                      1,370           2,123           2,258
    Amortization of debt discount
      and deferred financing costs                       293             246             250
    Deferred income taxes                               (269)             44             106
    Options issued to non-employee                        13              --              --
    Decrease (increase) in accounts
     receivable, net                                  (1,273)            814           1,832
    Decrease (increase) in inventory                     484          (1,153)            157
    Decrease (increase) in prepaid
      expenses                                           154             243             (12)
    Increase in income taxes receivable                   --              --            (412)
    Increase (decrease) in accounts
      payable                                         (1,486)          4,964          (4,927)
    Increase (decrease) in accrued
      expenses and other                               2,794          (3,459)            307
                                                    -----------------------------------------
Net cash provided by (used in)
  operating activities                                 2,599           5,011          (1,309)
                                                    -----------------------------------------

Cash flows from investing activities:
  Acquisition of property, plant and
    equipment                                           (889)         (1,954)         (1,254)
  Invested in plant construction in progress              --              --            (524)
  Proceeds from disposals of equipment                   179             105              69
  Cash paid for businesses acquired,
    including deferred acquisition fees and
    net of cash acquired                             (12,870)             --              --
  Other                                                   --              (7)            (28)
                                                    -----------------------------------------
      Net cash used in investing activities          (13,580)         (1,856)         (1,737)
                                                    -----------------------------------------

Cash flows from financing activities:
  Increase (decrease) in bank overdraft                2,670          (1,110)            204
  (Payments) borrowings under line of credit          (5,260)           (175)          4,302
  Payments of term debt and notes payable             11,761          (1,399)         (1,953)
  Payments of financing costs                           (352)             --              --
  Issuance of common stock                               107              19              58
  Repurchase of common stock                              --          (1,387)           (580)
                                                    -----------------------------------------
      Net cash provided by (used in)
       financing activities                            8,926          (4,052)          2,031
                                                    -----------------------------------------
Net cash provided by (used in) discontinued
   operations                                          2,645             964             (46)
                                                    -----------------------------------------

Net increase (decrease) in cash                          590              67          (1,061)
Cash, beginning of period                              1,184           1,774           1,841
                                                    -----------------------------------------
Cash, end of period                                 $  1,774         $ 1,841         $   780
                                                    =========================================


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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in salaries and benefits and other operating expenses. These amounts are $2,893, $3,874 and $3,944 for the years ended December 31, 1998, 1999 and 2000

CASH

Cash consists of cash held in various deposit accounts with financial institutions. As of December 31, 2000, $261 was restricted to support a standby letter of credit.

INVENTORY

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods, production parts and packaging supplies. Cost is determined using the first-in, first-out method. See Note 10 for information concerning the 2000 change in accounting for production parts.

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

INTANGIBLE ASSETS

The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit, which range from 10 to 40 years. Amortization expense for each of the years ended December 31, 1998, 1999 and 2000 was $465, $570 and $498, respectively. Accumulated amortization as of December 31, 1999 and 2000 was $1,757 and $2,255, respectively. Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance of an intangible asset may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company selectively uses derivative financial instruments to manage its market and interest rate risk, however it does not use nor hold derivative positions for trading purposes. In 1998, the Company entered into a derivative financial instrument in connection with the issuance of warrants to purchase shares of common stock. The structure of the transaction requires that increases in the value of the common stock underlying the warrants be recognized currently as interest expense in the income statement. Subsequent to the effective date of this transaction, the market price of the Company's common stock was generally lower than the exercise price for the warrants, and accordingly, no interest expense was recorded for these warrants.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," established accounting and reporting standards for hedging activities and derivatives. As issued, SFAS 133 was effective for fiscal quarters beginning after June 15, 1999. In June 1999, SFAS 137 was issued effectively deferring the date of required adoption of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 and SFAS No. 138, as required, in fiscal year 2001. We generally do not use derivative financial instruments other than the warrants with a put option. In connection with the required adoption of SFAS No. 133 in fiscal 2001, we will reduce the warrants with a put option to their fair value during the first quarter of 2001.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

SUPPLEMENTAL CASH FLOW INFORMATION

                                                CASH PAID           CASH PAID
                                                FOR TAXES          FOR INTEREST
         Year ended December 31, 1998
           Related parties                       $     -            $    200
           Other                                     414               1,968
         Year ended December 31, 1999
           Related parties                             -                 200
           Other                                     974               2,045
         Year ended December 31, 2000
           Related parties                             -                 215
           Other                                     373               2,320

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

3. DISCONTINUED OPERATIONS:

During the fourth quarter of 1998, the Company decided to sell substantially all the assets of its beverage division. The beverage division has been accounted for as a discontinued operation. Interest expense has been allocated to the beverage division based on its net assets as a percentage of total consolidated net assets.

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


Selected statements of income data for discontinued operations is as follows:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                       1998               1999         2000
--------------------------------------------------------------------------------
Net sales                            $19,597            $    -       $    -
Operating income (loss)                 (729)              (72)        (226)
Income tax benefit                       341                 -           73
Loss from discontinued
   operations                           (742)              (72)        (153)
--------------------------------------------------------------------------------

Net assets of discontinued operations consist of current assets, primarily related to accounts receivable.

4. INVENTORY:

Inventory consisted of the following as of December 31:

                                             1999           2000
                                             ----           ----
         Raw materials                      $  423         $  662
         Finished goods                      3,821          2,712
         Packaging supplies                  1,366          1,582
         Production parts                        -            497
                                            ------         ------
           Total                            $5,610         $5,453
                                            ======         ======


5. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment as of December 31, 1999 and 2000 are summarized as follows:


                                                                   1999        2000
                                                                   ----        ----
         Land                                                   $   664      $   664
         Buildings and building improvements                      7,589        6,627
         Equipment and furniture                                  5,334        5,493
         Leasehold improvements                                     499          507
         Vehicles                                                 2,110        2,242
         Construction in process                                      -          524
                                                                --------------------
                                                                 16,196       16,057
         Less - accumulated depreciation and amortization        (3,647)      (4,764)
                                                                --------------------
         Property, plant and equipment, net                     $12,549      $11,293
                                                                ====================


Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $1,197, $1,563 and $1,760, respectively.

6. OTHER ASSETS:

Other assets are comprised of the following as of December 31, 1999 and 2000:


                                                                  1999         2000
                                                                  ----         ----
Deferred financing costs and intangible assets                   $ 614        $ 628
Cash surrender value of life insurance and other assets             64           25
                                                                 ------------------
                                                                   678          653
Less - accumulated amortization                                   (241)        (336)
                                                                 ------------------
Other assets, net                                                $ 437        $ 317
                                                                 ==================


Amortization of deferred financing costs of $92, $120 and $124 has been included within interest expense in the accompanying consolidated income statements for the years ended December 31, 1998, 1999 and 2000, respectively.

7. SIGNIFICANT SUPPLIERS AND CUSTOMERS:

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

For the year ended December 31, 2000, two suppliers provided approximately 12% and 11%, respectively, of the Company's total product purchases. A single customer accounted for approximately 30% of the Company's net sales.

8. INCOME TAXES:

Income tax (expense) benefit for the years ended December 31, 1998, 1999 and 2000, was allocated as follows:

                                                   1998      1999       2000
                                                   ----      ----       ----
Income (loss)from continuing operations          $(450)    $(1,086)   $(125)
Loss from discontinued operations                  341           -       73
Loss on disposal of discontinued operations        288           -        -
Extraordinary loss                                 122           -        -
                                                 -----------------------------
                                                 $ 301     $(1,086)   $  52
                                                 =============================


Income tax (expense) benefit of continuing operations consisted of the following:


                                            1998       1999      2000
                                            ----       ----      ----
Current:
         Federal                           $(591)    $  (853)   $ 141
         State                              (250)       (190)    (160)
Deferred:
         Federal                             (64)        (38)     (85)
         State                                (7)         (6)     (21)
                                           ----------------------------
                                            (912)     (1,086)    (125)
Decrease in valuation allowance              462           -        -
                                           ----------------------------
Income tax of continuing operations        $(450)    $(1,086)   $(125)
                                           ============================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 2000 are presented below:


                                                             1999       2000
                                                             ----       ----
Deferred tax assets attributable to:
     Net operating loss carryforwards                      $  497     $  543
     Inventory                                                 63         65
     Accrued expenses                                         270         87
     Accounts receivable                                      136         81
     Other                                                    101        397
                                                           ------------------
           Deferred tax assets                              1,067      1,173
                                                           ------------------
Deferred tax liabilities attributable to:
     Property, plant and equipment                            270        448
     Other                                                    215        249
                                                           ------------------
           Deferred tax liabilities                           485        697
                                                           ------------------
           Net deferred tax assets                         $  582     $  476
                                                           ==================


As of December 31, 2000, the Company has approximately $1,300 of net operating loss carryforwards for tax purposes, expiring through 2010.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward periods are reduced.

The items which gave rise to differences between income taxes in the consolidated income statements and income taxes computed at the Federal statutory rate are summarized below:


                                             1998          1999         2000
                                             ----          ----         ----
Statutory Federal income tax rate          (34.0)%       (34.0)%        34.0%
State income taxes, net of
  Federal income tax effect                 (5.0)         (5.5)        (20.4)
Nondeductible amortization of goodwill      (4.4)         (7.1)        (26.0)
Reduction of valuation allowance            20.4             -
Other                                        3.2           0.3          (4.7)
                                           -----------------------------------
Total                                      (19.8)%       (46.3)%       (17.1)%
                                           ===================================


9. DEBT:

Long-term debt as of December 31, 1999 and 2000, consisted of the following:


                                                                 1999         2000
                                                                 ----         ----
Subordinated promissory note to former shareholders
   of Prefco, bearing interest at 9% annually,
   payable in quarterly installments of interest,
   with all outstanding principal and interest due
   March 2001                                                 $ 1,400       $ 1,400
Subordinated promissory note to former shareholder
   of Richard's, bearing interest at 6.35%
   annually, payable in quarterly installments
   of interest, with all outstanding principal and
   interest due July 2001                                         875           875
Subordinated promissory note to former
   shareholders of Grogan's, effective October 1998,
   bearing interest at 8% annually, payable in
   quarterly installments of interest, with all
   outstanding principal and interest
   due September 2001                                             200           200
Subordinated promissory note to former
   shareholders of Partin's, bearing interest
   at 8% annually, payable in quarterly installments
   of interest, with all outstanding principal and
   interest due December 2003                                     225           225
Senior subordinated note bearing interest at 10%,
   principal due in quarterly installments beginning
   June 30, 2003, with all outstanding principal and
   interest due March 31, 2005                                  6,500         6,500
Term note bearing interest at prime rate plus 1% or
   adjusted LIBOR plus 2.5%, principal due in varying
   amounts payable monthly through March 2003                   8,913         7,194
Capital lease obligations and other                               992           758
                                                              ---------------------
   Total                                                       19,105        17,152
Less: Current maturities                                       (1,964)       (4,882)
      Unamortized debt discount                                (1,155)         (905)
                                                              ---------------------
   Long-term debt, net of current maturities and
         unamortized debt discount                            $15,986       $11,365
                                                              =====================

The future maturities of long-term debt as of December 31, 2000, are as follows:


   2001                                                             $ 4,882
   2002                                                               2,502
   2003                                                               5,116
   2004                                                               3,829
   2005                                                                 823
                                                                    -------

                                                                    $17,152
                                                                    =======


The term note bears interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%, at the Company's option. This loan is due in varying amounts payable monthly through March 2003 and is secured by substantially all the assets of the Company.

Under the terms of the line of credit agreement, which expires in March 2003, the Company is permitted to borrow up to $15,000, subject to advance formulas based on accounts receivable, inventory and letter of credit obligations outstanding. Amounts borrowed are due on demand and bear interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%. Interest is payable monthly and amounts are secured by substantially all the assets of the Company. The weighted average interest rates related to the line of credit existing at December 31, 1999 and 2000, were 8.98% and 10.3%, respectively. As of December 31, 2000, approximately $125 of standby letters of credit were outstanding under the line of credit facility.

The $6,500 senior subordinated note, maturing on March 31, 2005 bears interest at 10% per annum. A loan amendment dated April 13, 2001, and effective January 17, 2001, increased the interest rate by 5% per annum. This incremental amount of interest is accrued and payable on June 30, 2003. Principal is payable in quarterly installments beginning June 30, 2003. This increased interest rate was one of the conditions to a waiver of certain covenants by the holder of the senior subordinated debt. In addition, the Company agreed to obtain the approval of the senior subordinated debt holder prior to any renewal of the Company's employment agreement with its chief executive officer, to terminate a management agreement between the Company and Sterling Advisors (see Note 16), and to use its commercially reasonable efforts, subject to the board of directors' fiduciary duties, to obtain replacement financing for the senior subordinated debt. In addition, an entity owned by some of the Company's directors, officers and 5% stockholders agreed to purchase 10% of senior subordinated debt holder's interest in the senior subordinated note, including 10% of the detachable put warrants described in the next paragraph.

The subordinated debt was issued with detachable put warrants to purchase 666,947 shares of nonvoting common stock at $3.38 per share and a contingent warrant to purchase up to a maximum of 428,753 shares of nonvoting common stock at $3.38 per share based upon the equity value of the Company on certain dates. The warrants were recorded at an estimated fair value of $1,435, and the related discount on the senior subordinated note was recorded for the same amount. This discount is being amortized over the seven year term of the note as additional interest expense. Amortization of the debt discount was $247 and $250 for the years ended December 31, 1999 and 2000, respectively.

In connection with the Company's line of credit, term note and senior subordinated note agreements, the Company is required to meet certain financial and non-financial covenants. The Company was in compliance with these covenants as of December 31, 2000 or has received waivers with respect to any events of non-compliance.

The subordinated promissory note to the former shareholders of Prefco due March 2001 ("Junior Creditors") was not paid because such payment would have violated certain covenants under the term note and senior subordinated note. Payment will be made on this subordinated note when such payment will not violate these covenants. Under the terms of an inter-creditor subordination agreement, the Junior Creditors are prohibited from exercising any remedy with respect to this debt until the term note and senior subordinated note are paid in full; however, the interest rate of 9% increases by 2% per annum after its due date until the principal is paid.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts reported in the balance sheet for accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments.

Fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate face value of the Company's long-term debt as of December 31, 1999 and 2000, was $19,105 and $17,152, respectively. The face amount of the Company's long-term debt approximated its fair value as of December 31, 1999 and 2000.

Fair value of the put warrants is estimated using the Black-Scholes option pricing model. The carrying amount and fair value of the put warrants as of December 31, 1999 were approximately $1,435 and $400, respectively. The carrying amount and fair value of the put warrants as of December 31, 2000 were approximately $1,435 and $33, respectively.


11. INCOME PER COMMON SHARE:

The weighted average shares used to calculate basic and diluted income per common share for the years ended December 31, 1998, 1999 and 2000 are as follows:


                                                       1998         1999          2000
                                                       ----         ----          ----
      Weighted average shares outstanding
          for basic income per common share         7,384,372     7,054,284     6,707,908

      Dilutive effect of stock options                191,864       139,464            -
                                                    -------------------------------------
      Weighted average shares outstanding
          for diluted income per common share       7,576,236     7,193,748     6,707,908
                                                    =====================================


As a result of the loss from continuing operations for the year ended December 31, 2000, the impact of options with an exercise price that was less than the average weighted market price of the common stock during the year was excluded due to their antidilutive effect.

Options to purchase 633,591, 1,199,659 and 1,722,042 shares of common stock at prices ranging from $2.50 to $6.50 per share were outstanding during 1998, 1999 and 2000, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average weighted market price of the common stock during the year.

Put warrants to purchase up to a maximum of 1,095,700 shares of common stock at $3.38 per share were outstanding as of December 31, 1998, 1999 and 2000 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the weighted average market price of the common stock.

12. STOCK OPTIONS:

Prior to April 1999, the Company had a stock option plan (the Old Plan) and a Director's stock option plan (the Director Plan). In April 1999, the Company adopted a 1999 Amended and Restated Stock Option Plan (the Option Plan), which amended and restated both the Old Plan and the Director Plan into the Option Plan. The Option Plan authorizes the Company to grant, to eligible individuals, options for the purchase of shares of the Company's common stock.

Under the terms of the Option Plan, the Company may issue up to 3,000,000 options to directors, officers, advisors, full-time employees and other eligible individuals. In general, the option exercise price equals the stock's market price on the date of grant and the options vest during periods of up to ten years. Under the terms of the Option Plan, the Company issues 10,000 options to eligible outside directors at the beginning of each year of service. These options vest quarterly over one year. No compensation expense was recognized for the issuance of options under the Old Plan, the Director Plan or the Option Plan during 1998, 1999 and 2000.

The Company has elected to account for its stock-based compensation plans using the intrinsic value method. The Company has computed for pro forma disclosure purposes the value of all options granted subsequent to 1994, using the Black-Scholes option pricing model; the following assumptions were used for option grants:


                                             1999                    2000
                                             ----                    ----
Risk-free interest rate (range)          5.56% - 5.75%           5.35% - 6.25%
Expected dividend yield                      0.00%                   0.00%
Expected lives                           5-6 years               5-6 years
Expected volatility                           53%                   51.5%


Adjustments were made for options forfeited prior to vesting. Had compensation expense for these plans been determined based on the fair value at the grant date, the Company's net income (loss) and income (loss) per common share reflected on the accompanying consolidated income statements would have been reduced to the following pro forma amounts:


                                             1998        1999         2000
                                             ----        ----         ----
Net income (loss):
      As reported                            $324      $1,189       $  (868)
      Pro forma                                18         848        (1,043)
Basic income (loss) per common share:
      As reported                             .04         .18         (0.13)
      Pro forma                                 -         .12         (0.16)
Diluted income (loss) per common share:
      As reported                             .04         .18         (0.13)
      Pro forma                                 -         .12         (0.16)


Because the fair value method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

The following table summarizes option activity and related information.


                                         1998                         1999                         2000
                                              WEIGHTED                     WEIGHTED                     WEIGHTED
                                               AVERAGE                      AVERAGE                      AVERAGE
                                              EXERCISE                     EXERCISE                     EXERCISE
                                  SHARES        PRICE        SHARES          PRICE        SHARES          PRICE
Outstanding, beginning
  of year                         866,236       $2.98       1,653,192        $3.01       1,704,659        $2.66
Granted                           845,491        3.01         310,571         2.33         113,000         2.05
Exercised                         (58,535)       2.40               -            -               -            -
Forfeited or expired                    -           -        (259,104)        4.36         (95,617)        2.74
                                  -------                    --------                      --------
Outstanding, end
  of year                       1,653,192       $3.01       1,704,659        $2.66       1,722,042        $2.57
                                ===============================================================================
Exercisable, end
  of year                         692,410       $3.30       1,136,852        $2.39       1,236,363        $2.46
Weighted average
  fair value of
  options granted                               $1.46                        $ .88                        $ .04


The Company has a Retirement Savings Plan (401(k) plan) whereby employees may contribute up to the limits established by the Internal Revenue Service. Matching contributions are made by the Company equal to 50% of employee contributions, subject to certain limitations. The Company's matching contributions during 1998, 1999 and 2000 were $107, $208 and $235, respectively.

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

13. REPURCHASE OF COMPANY COMMON STOCK:

On May 13, 1999, the Company completed the repurchase of 573,810 shares of Common Stock at a purchase price of $2.40 per share, for an aggregate purchase price of $1,377. The Company purchased these shares from Bobby L. and Betty Ruth Grogan, who received the shares in connection with the Company's October 1996 acquisition of Grogan's Sausage, Inc. and Grogan's Farms, Inc.

14.  CHANGE IN ACCOUNTING PRINCIPLE:

During the year ended December 31, 2000, the Company changed its method of accounting for production parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon installation. In prior years, the Company has had a low level of production parts inventory on hand. However, as production capacity has increased, as well as the necessity of reducing equipment down-time, the Company now requires a larger amount of production parts inventory. Accordingly, the Company believes that the capitalization of production parts inventory results in a better measurement of operating results by expensing production parts at the time they are placed into service and start generating revenues.

The $141 cumulative effect of the change on prior years is included in the Consolidated Statement of Operations for the year ended December 31, 2000. The effect of the change on the fiscal year ended December 31, 2000, excluding the cumulative effect of change in accounting principle, was to decrease loss from continuing operations and net loss by $163 to $856 and $868, respectively. The after tax effect of the change on the year ended December 31, 2000, including the cumulative effect of change in accounting principle, was to decrease net loss by $304. The effect of the change on basic and diluted loss per common share from continuing operations and net loss for the year ended December 31, 2000 was to decrease loss per common share from continuing operations and net loss per common share by $.02 and $.05, respectively. The pro forma effect of the adoption for specific periods prior to January 1, 2000 could not be determined as the Company did not separately track inventory supplies for such prior periods.

15. COMMITMENTS:

OPERATING LEASES

The Company leases warehouses, office buildings and most of its delivery vehicles under operating leases. These leases have remaining terms ranging from one to five years. Rental expense under these leases for the years ended December 31, 1998, 1999 and 2000 was $1,681, $1,734 and $1,648, respectively. As of December 31, 2000, future minimum lease payments under these operating leases are as follows:


2001                                                          $1,161
2002                                                             302
2003                                                             286
2004                                                             220
2005 and thereafter                                              114
                                                              ------
                                                              $2,083
                                                              ======

It is expected that in the normal course of business most leases that expire will be renewed or replaced by leases on the same or similar properties; thus, it is anticipated that future annual rent expense will not be materially less than the amount shown for 2000.

16. RELATED PARTY TRANSACTIONS:

The Company had a consulting agreement (the Agreement) with Elfman Venture Partners, Inc. and Sterling Advisors L.P., a partnership owned by certain stockholders of the Company (the Managers). The term of the Agreement was through December 31, 2001. The Agreement provided that the Company would pay a base fee of $300 per year, which would increase 5% for each year the Agreement remained in effect. The Agreement also stipulated adjustments to the base fee for future acquisitions or sales. During each year the Agreement was in effect, the Company was also required to grant options to purchase 25,000 shares of the Company's $.01 par value common stock. Such options vested on each December 31 at an exercise price equal to the market price on the preceding January 1 (see
Note 12).

The Agreement was amended effective July 1, 1997 in connection with the J.C. Potter Sausage Company (Potter) Acquisition. This amendment (the Potter Amendment) provided for an aggregate payment to the Managers of $750 for services provided in connection with the Potter acquisition and the related financing, in lieu of all other fees that would have been payable under the Agreement for the period July 1, 1997 through December 31, 1998.

The Agreement was further amended effective as of December 1, 1998 in connection with the Beverage Division disposition (see Note 3). This amendment (the Beverage Amendment) provided for an aggregate payment to the Managers of $260 for services provided in connection with the disposition of the Beverage Division, in lieu of all other base fees that would have been payable under the Agreement for the period from January 1, 1999 through July 15, 1999.

Subsequent to July 15, 1999, and up until October 1, 2000, there was no agreement in place. As of October 1, 2000, the Company entered into a Management Agreement (the Second Agreement) with Sterling Advisors, L.P. (Sterling), which was subsequently rescinded in connection with the amendment to the senior subordinated note (see Note 10). No expenses were incurred nor payments made to Sterling under the Second Agreement.

Also in connection with the amendment dated April 13, 2001 to the senior subordinated note, Sterling BOCP, LLC, an entity owned by certain directors and stockholders of the Company, purchased a 10% interest in the senior subordinated note, including a corresponding 10% interest in the detachable put warrants which were issued in connection with the senior subordinated note.

17. GROGAN'S FIRE:

On October 13, 2000, the Grogan's manufacturing plant located in Arlington, Kentucky was totally destroyed by fire and the impacted assets' net book value of $1,220 was written off. The Company has shifted most of the production to other Company owned facilities in Texas and Oklahoma. The Company maintains replacement cost property insurance and business interruption insurance. The Company has filed a claim and believes that its insurance proceeds will adequately cover all losses and that the temporary loss of inventory and equipment will not have a material adverse impact on the Company's operations. However, the Company is unable to predict with certainty what the ultimate outcome will be. Accordingly, the Company has recorded as an asset the net book value of the plant and equipment destroyed in the amount of $1,220 which is included in other current assets.

18. ACQUISITIONS:

As of March 20, 1998, the Company acquired substantially all of the assets and certain liabilities of Potter for approximately $10,500 in cash plus related transaction costs. At that time, an outstanding $7,450 term loan and $8,500 revolving line of credit were refinanced. The new debt consisted of an $11,000 a term note, a $15,000 line of credit and a $6,500 senior subordinated note with detachable put warrants (see Note 10).

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

19. BUSINESS SEGMENT INFORMATION:

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

Summarized financial information, by business segment, for continuing operations in 1998, 1999 and 2000 is as follows (corporate overhead not specifically associated with a segment has been presented separately):


                                        1998          1999            2000
Net sales:
      Food processing                 $ 49,218      $ 59,861        $ 71,637
      Food distribution                137,681       147,791         119,960
                                      --------------------------------------
                                      $186,899      $207,652        $191,597
                                      ======================================
Interest expense:
      Food processing                 $    315      $    128        $    156
      Food distribution                    194           130             130
                                      --------------------------------------
                                      $    509      $    258        $    286
                                      ======================================
Depreciation and amortization:
      Food processing                 $  1,384      $  1,732        $  1,847
      Food distribution                    267           264             277
                                      --------------------------------------
                                      $  1,651      $  1,996        $  2,124
                                      ======================================

Income from continuing operations
        before income taxes:
      Food processing                 $  4,662      $  4,204        $  2,296
      Food distribution                  1,756         2,531           2,598
                                      --------------------------------------
                                      $  6,418      $  6,735        $  4,894
                                      ======================================
Capital expenditures:
      Food processing                 $    821      $  1,791        $  1,188
      Food distribution                     92           137              61
                                      --------------------------------------
                                      $    913      $  1,928        $  1,249
                                      ======================================
Segment assets:
      Food processing                 $ 26,129      $ 26,778        $ 27,510
      Food distribution                 15,820        14,957          11,631
                                      --------------------------------------
                                      $ 41,949      $ 41,735        $ 39,141
                                      ======================================


Inter-segment sales and related receivables and payables among the segments during 1998, 1999, and 2000, for the purpose of this presentation, have not been eliminated.

The following are reconciliations of reportable segment revenues, profit or loss, assets, and other significant items to the Company's consolidated totals:


                                             1998          1999           2000
Net sales:
      Total for reportable
        segments                          $186,899      $207,652        $191,597
      Elimination of inter-segment
        net sales                           (5,876)      (10,654)        (13,854)
                                          --------------------------------------
    Total consolidated net sales          $181,023      $196,998        $177,743
                                          ======================================

Income from continuing operations
       before income tax:
      Total for reportable
       segments                           $  6,418      $  6,735        $  4,894
      Corporate                             (4,148)       (4,388)         (5,625)
                                          ---------------------------------------
      Total consolidated income
       from continuing operations         $   2,270     $  2,347        $   (731)
                                          =======================================

Assets:
      Total for reportable
        segments                          $ 41,949      $ 42,125        $ 39,141
      Corporate                              2,476         2,540           2,315
      Net assets of discontinued
        operations                          1,240             78              80
                                          --------------------------------------
      Consolidated total assets           $ 45,665      $ 44,743        $ 41,536
                                          ======================================
Other significant items:
Interest expense
      Total for
        reportable segments               $    509      $    258        $    286
      Corporate                              1,697         2,233           2,502
                                          --------------------------------------
      Consolidated interest expense       $  2,206      $  2,491        $  2,788
                                          ======================================

Depreciation and amortization:
      Total for reportable
        segments                          $   1,651      $ 1,996        $  2,124
      Corporate                                  12          127             134
                                          --------------------------------------
      Consolidated depreciation
        and amortization                  $   1,663      $  2,123       $  2,258
                                          ======================================
Capital expenditures:
      Total for
        reportable segments               $    913       $  1,928        $ 1,249
      Corporate                                (24)            26              5
                                          --------------------------------------
      Consolidated capital
         expenditures                     $    889       $  1,954        $ 1,254
                                          ======================================


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

21. ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31:

                                              1999         2000
Compensation and benefits                    $   956     $  816
Other                                            458        905
                                             ------------------
Total                                        $ 1,414     $1,721
                                             ==================


22. QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE
    DATA):


                                                                Quarter Ended
                                                                -------------

1999                                       March 31       June 30      September 30      December 31
----                                       --------       -------      ------------      -----------
Net sales............................       $45,973       $47,473         $49,058          $54,494
                                            =======       =======         =======          =======

Gross profit.........................       $ 6,642       $ 6,077         $ 6,579          $ 6,949
                                            =======       =======         =======          =======

Income from continuing operations....       $   534       $   296         $   260          $   171
Loss from discontinued operations....           -              -               -               (72)
                                            -------       -------         -------          -------
Net income...........................       $   534       $   296         $   260          $    99
                                            =======       =======         =======          =======
Weighted average shares:
  Basic .............................         7,413         7,100           6,839            6,846
  Effect of stock options............           186           160             124               75
                                            -------       -------         -------          -------
  Diluted ...........................         7,599         7,260           6,963            6,921
                                            =======       =======         =======          =======
Basic income (loss) per share:
  Continuing operations..............       $   .07       $   .04         $   .04          $   .02
  Discontinued operations............             -             -               -             (.01)
  Net income ................               $   .07       $   .04         $   .04          $   .01
Diluted income (loss) per share:
  Continuing operations..............       $   .07       $   .04         $   .04          $   .02
  Discontinued operations............             -             -               -             (.01)
  Net income ........................       $   .07       $   .04         $   .04          $   .01

                                                               Quarter Ended
                                                               -------------

2000                                    March 31       June 30      September 30     December 31
----                                    --------       -------      ------------     -----------
Net sales..........................     $51,491         $54,434        $39,751         $32,067
                                        =======         =======        =======         =======
Gross profit.......................     $ 6,563         $ 5,948        $ 5,788         $ 6,436
                                        =======         =======        =======         =======
Income (loss) from continuing
 Operations                             $   191         $ (231)        $ (295)          $ (396)
Loss from discontinued
 operations........................          -               -           (114)             (39)
Change in accounting principle              141              -              -                -
                                        -------         -------        -------          -------
Net income (loss)..................     $   332         $ (231)        $ (409)          $ (560)
                                        =======         =======        =======          =======
Weighted average shares:
  Basic ...........................       6,812          6,751          6,633            6,708
  Effect of stock options..........         201              -              -                -
                                        -------         ------         ------           ------
  Diluted .........................       7,013          6,751          6,633            6,708
                                        =======         ======         ======           ======
Basic income (loss) per share:
  Continuing operations............     $   .03         $ (.03)        $ (.04)          $ (.09)
  Discontinued operations                     -              -           (.02)            (.01)
  Change in accounting principle...         .02              -              -                -
  Net income (loss)................     $   .05         $ (.03)        $ (.06)          $ (.10)
Diluted income (loss) per share:
  Continuing operations............     $   .05         $ (.03)        $ (.04)          $ (.09)
  Discontinued operations                     -              -           (.02)            (.01)
  Change in accounting principle...         .02              -              -                -
  Net income (loss)................     $   .05         $ (.03)        $ (.06)          $ (.10)


The sum of the quarterly income per share amounts do not equal the annual income per share amount due to rounding.

                                INDEX TO EXHIBITS

Exhibit
Number      Description
------      -----------

3.1         Certificate of Incorporation of Atlantic Premium Brands, Ltd. (the
            "Company"), including all amendments thereto (1)
3.2         By-Laws of the Company (1)
4.1         Specimen Stock Certificate (1)
4.2         Atlantic Premium Brands, Ltd. Employee Stock Purchase Plan dated
            November 1, 1997 (2)
4.3         $1.4 million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauly (3)
4.4         6.35% Subordinated Non-Negotiable Promissory Note due July 31, 2001
            made by Richard's Cajun Foods Corp. and the Company in favor of J.L.
            Richard in the original principal amount of $850,000 (4)
4.5         8% Subordinated Non-Negotiable Promissory Note due September 30,
            2001 made by Grogan's Merger Corp. in favor of Bobby L. Grogan and
            Betty R. Grogan in the original principal amount of $219,593 (4)
4.6         8% Subordinated Non-Negotiable Promissory Note due December 31, 2003
            made by Grogan's Farm, Inc. in favor of Jefferson Davis and Roger
            Davis in the original principal amount of $219,593 (4)
4.7         Secured Promissory Note dated as of March 20, 1998 of the Company and certain of its subsidiaries payable to Fleet Capital Corporation in the original principal amount of $11,000,000 (4)
4.8         Loan and Security Agreement dated as of March 20, 1998 among Fleet
            Capital Corporation, the Company and certain of its subsidiaries (4)
4.9         First Amendment to Loan and Security Agreement dated as of December
            20, 1999 among Fleet Capital Corporation, the Company and certain of its subsidiaries (*)
4.10        Second Amendment to Loan and Security Agreement dated as of April
            13, 2001 among Fleet Capital Corporation, the Company and certain of its subsidiaries (*)
4.11        Stock Pledge Agreement dated as of March 20, 1998 between the
            Company and Fleet Capital Corporation (4)
4.12        Atlantic Premium Brands, Ltd. and Subsidiaries Senior Subordinated
            Note and Warrant Purchase Agreement dated as of March 20, 1998 among the Company, certain of its subsidiaries and Banc One Capital
            Partners, LLC ("Banc One") (4)
4.13        Limited Waiver of Covenants Under and Amendment to Senior
            Subordinated Note and Warrant Purchase Agreement dated as of April
            13, 2001 among the Company, certain of its subsidiaries and Banc One
            (*)
4.14        Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries, Banc One, Sterling BOCP,
            LLC ("Sterling") and Fleet Capital Corporation (*)
4.15        Intercreditor and Collateral Agency Agreement dated April 13, 2001 among Banc One, Sterling, the Company and certain of its
            subsidiaries (*)
4.16        Senior Subordinated Note due March 31, 2005 of the Company payable to Banc One dated as of April 13, 2001 in the original principal amount of $5,850,000 (*)
4.17        Senior Subordinated Note due March 31, 2005 of the Company payable to Sterling
            dated as of April 13, 2001 in the original principal amount of
            $650,000 (*)
4.18        Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock
            Purchase Warrant of Banc One dated as of April 13, 2001 (*)
4.19        Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock
            Purchase Warrant to Sterling dated as of April 13, 2001 (*)
4.20        Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common
            Stock Purchase Warrant of Banc One dated as of April 13, 2001 (*)
4.21        Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common
            Stock Purchase Warrant of Sterling dated as of April 13, 2001 (*)
4.22        Amended and Restated Put Option Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling (*)
4.23        Amended and Restated Registration Rights Agreement dated as of April
            13, 2001 among the Company, Banc One and Sterling (*)
4.24        Amended and Restated Shareholders Agreement dated as of April 13,
            2001 among the Company, certain of its shareholders, Banc One and
            Sterling (*)
4.25        Amended and Restated Preemptive Rights Agreement dated as of April
            13, 2001 among the Company, Banc One and Sterling (*)
4.26        Debt Subordination Agreement dated as of March 20, 1998 among Banc
            One Capital Partners, LLC, the Company, certain of its subsidiaries and Fleet Capital Corporation (4)
4.27        Lien Subordination Agreement dated as of March 20, 1998 between
            Fleet Capital Corporation and Banc One Capital Partners, LLC (4)
10.1        Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M.
            Taslitz, Douglas L. Becker and R. Christopher Hoehn-Saric (1)
10.2        Form of Tax Indemnification Agreement (1)
10.3        Stock Purchase Agreement dated April 23, 1999 among the Company and
            Bobby L. Grogan and Betty Ruth Grogan (5)
10.4        The Company's 1999 Amended and Restated Stock Option Plan (6)
10.5        Employment Agreement dated October 29, 1996 between the Company and
            Alan F. Sussna (7)
10.6        Employment Agreement dated as of April 6, 1998 between the Company and Thomas M. Dalton (8)
10.7        Employment Agreement dated August 10, 1998 between the Company and
            Steven Englander (9)
10.8        Employment Agreement dated October 1, 2000 between the Company and
            Merrick M. Elfman. (*)
21          Subsidiaries of the Company (4)
23          Consent of KPMG LLP (*)


------------------
*Filed herewith

(1) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement No. 333-39561 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 15, 1996, filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated May 21, 1999, filed with the Securities and Exchange Commission on
         May 24, 1999, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.
(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-K for the quarter ended September 30, 1998, and incorporated herein by reference.