Form 10-Q
period 2001-03-31
ATLANTIC PREMIUM BRANDS LTD
filed 2001-05-15
CIK 912609

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 2001

   { } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-13747


                          ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                      36-3761400
---------------------------------------            -----------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

     650 DUNDEE ROAD, SUITE 370
         NORTHBROOK, ILLINOIS                                  60062
---------------------------------------            -----------------------------
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

As of May 10, 2001, there were outstanding 6,658,863 shares of Common Stock, par value $.01 per share, of the Registrant.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                          ATLANTIC PREMIUM BRANDS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                   (in thousands, except shares and par value)


                                                                                      (Unaudited)
                                                                      December 31,      March 31,
                                                                          2000            2001
                                                                      ------------     ----------
                             ASSETS

Current assets:
    Cash                                                                $    780        $    759
    Accounts receivable, net of allowance for doubtful accounts
       of $206 and $208, respectively                                      7,791           6,431
    Inventory                                                              5,453           5,876
    Prepaid expenses and other current assets                              1,707           1,656
    Income taxes receivable                                                  802             178
    Deferred income taxes                                                    375             375
    Net assets of discontinued operations                                    124             124
                                                                        --------        --------

          Total current assets                                            17,032          15,399

Property, plant and equipment, net                                        11,293          11,749

Intangible assets, net                                                    12,788          12,697

Deferred income taxes                                                        101             101

Other assets, net                                                            317             284
                                                                        --------        --------
          Total assets                                                  $ 41,531        $ 40,230
                                                                        ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                      $  3,167        $  1,981
    Notes payable under line of credit                                     5,053           5,297
    Current maturities of long-term debt                                   4,882           5,036
    Accounts payable                                                       5,645           5,466
    Accrued expenses                                                       1,721           1,839
                                                                        --------        --------

          Total current liabilities                                       20,468          19,619

Long-term debt, net of current maturities                                 11,365          10,797

Put warrants                                                               1,435              68
                                                                        --------        --------

          Total liabilities                                               33,268          30,484

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued or outstanding                                             --              --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,658,863 shares issued and outstanding                                67              67

    Additional paid-in capital                                            10,377          10,377
    Accumulated deficit                                                   (2,181)           (698)
                                                                        --------        --------

          Total stockholders' equity                                       8,263           9,746
                                                                        --------        --------

          Total liabilities and stockholders' equity                    $ 41,531        $ 40,230
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

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                        Three Months Ended
                                                                              March 31,
                                                                   -----------------------------
                                                                      2000              2001
                                                                   -----------       -----------
Net sales                                                          $    51,491       $    31,277

Cost of goods sold                                                      44,928            25,254
                                                                   -----------       -----------

          Gross profit                                                   6,563             6,023
                                                                   -----------       -----------

Selling, general and administrative expenses:
    Salaries and benefits                                                2,716             2,474
    Other operating expenses                                             2,331             2,163
    Depreciation and amortization                                          536               501
                                                                   -----------       -----------

          Total selling, general and administrative expenses             5,583             5,138

                                                                   -----------       -----------

          Income from operations                                           980               885

Interest expense                                                           626               659

Other income (expense), net                                                 29               (40)
                                                                   -----------       -----------

            Income before income taxes and changes
                 in accounting principles                                  383               186

Income tax expense                                                         167               105
                                                                   -----------       -----------
           Income before changes in accounting principles                  216                81

           Changes in accounting principles                                141             1,402

                                                                   -----------       -----------
               Net income                                          $       357       $     1,483
                                                                   ===========       ===========

    Weighted average common shares:

       Basic                                                         6,812,197         6,658,863
                                                                   ===========       ===========

       Diluted                                                       7,012,546         6,690,770
                                                                   ===========       ===========

Income per common share:
 Basic and diluted:
  Income from operations before changes                            $       .03       $       .01
    in accounting principles
  Changes in accounting principles                                         .02               .21
                                                                   -----------       -----------
     Net income                                                    $       .05       $       .22
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

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                         Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                          2000          2001
                                                                        -------        -------
Cash Flows from Operating Activities:
    Net income                                                          $   357        $ 1,483
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
       Depreciation and amortization                                        536            501
       Amortization of debt discount and
          deferred financing costs                                           62             53
       Change in valuation of put warrants                                    -             35
       Changes in accounting principles                                    (141)        (1,402)
       Decrease in accounts receivable, net                                 755          1,360
       Increase in inventory                                               (702)          (423)
       Decrease (increase) in prepaid expenses and other
          current assets                                                    (14)            51
       Decrease in accounts payable                                      (4,340)          (179)
       Increase (decrease) in accrued expenses and
           other current liabilities                                       (553)           742
                                                                        -------        -------
              Net cash provided by (used in) operating activities        (4,040)         2,221
                                                                        -------        -------

Cash Flows from Investing Activities:
    Acquisition of property, plant and equipment                           (430)          (822)
                                                                        -------        -------

              Net cash used in investing activities                        (430)          (822)
                                                                        -------        -------

Cash Flows from Financing Activities:
    Increase (decrease) in bank overdraft                                   597         (1,186)
    Repurchase of common stock                                             (233)             -
    Net borrowings under line of credit                                   4,244            244
    Payments of term debt and notes payable                                (367)          (478)
                                                                        -------        -------

              Net cash flows provided by (used in) financing
                  activities                                              4,241         (1,420)
                                                                        -------        -------

Net decrease in cash                                                       (229)           (21)

Cash, beginning of period                                                 1,841            780
                                                                        -------        -------

Cash, end of period                                                     $ 1,612        $   759
                                                                        =======        =======


             These accompanying notes are an integral part of these
                       consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 2001


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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for interim periods are not necessarily indicative of the operating results expected for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 2000 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:


                         December 31,        March 31,
(in thousands)              2000               2001
                         -----------         ---------
Raw materials              $   662            $   903
Finished goods               2,712              2,921
Packaging supplies           1,582              1,533
Production parts               497                519
                           -------            -------
       Total inventory     $ 5,453            $ 5,876
                           =======            =======


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

Goodwill

The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is being amortized using the straight-line method over 10 to 40 years.

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

Income Per Common Share

The weighted average shares used to calculate basic and diluted income per common share for the three-month periods ended March 31, 2000 and 2001, are as follows:

                                                    Three Months Ended
                                                         March  31,
                                                   ---------------------
                                                      2000       2001
                                                   ---------   ---------

Weighted average shares outstanding for basic
income per common share                            6,812,197   6,658,863

Dilutive effect of common stock options              200,349      31,907
                                                   ---------   ---------

Weighted average shares outstanding for dilutive
income per common share                            7,012,546   6,690,770
                                                   =========   =========

Options to purchase 1,465,209 and 1,755,959 shares of common stock at prices ranging from $1.50 to $6.50 per share were outstanding during the first quarter of 2000 and 2001, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares during the quarter.

Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock, at $3.38 per share were outstanding during the first quarter of 2000 and 2001 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common shares during the quarter.

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

3.    DISCONTINUED OPERATIONS:

Net assets of discontinued operations consist of current assets primarily related to accounts receivable of the beverage division which was disposed of during the fourth quarter of 1998.

4.    DEBT:

The Company's debt consists of an $11 million term note, a $15 million line of credit and $6.5 million senior subordinated note with detachable warrants with a put option.

The term debt bears interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%, at the Company's option. This loan is due in varying amounts payable monthly through March 2003 and is secured by substantially all assets of the Company.

Under the terms of the line of credit agreement, which expires in March 2003, the Company is permitted to borrow up to $15 million subject to advance formulas based on accounts receivable, inventory and letter of credit obligations outstanding. Amounts borrowed are due on demand and bear interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%. Interest is payable monthly and amounts are secured by substantially all the assets of the Company.

The $6.5 million senior subordinated note, maturing on March 31, 2005, bears interest at 10% per annum. A loan amendment dated April 13, 2001 and effective January 17, 2001, increased the interest rate by 5% per annum. This incremental amount of interest is accrued on a periodic basis and will be payable on June 30, 2003. Principal is payable in quarterly installments beginning June 30, 2003. Concurrent with this loan amendment, an entity owned by some of our directors, officers and 5% stockholders agreed to purchase 10% of the senior subordinated debt holder's interest in the senior subordinated note and the related warrants.

The subordinated debt was issued with detachable put warrants to purchase 666,947 shares of nonvoting common stock at $3.38 per share and a contingent warrant to purchase up to a maximum of 428,753 shares of nonvoting common stock at $3.38 per share based upon the equity value of the Company on certain dates. The warrants were recorded at an estimated fair value of $1.435 million and the related discount on the senior subordinated note was recorded for the same amount. This discount is being amortized over the seven-year term of the note as additional interest expense.

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

5.    CHANGES IN ACCOUNTING PRINCIPLES:

During the year ended December 31, 2000, the Company changed its method of accounting for production parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon installation. In prior years, the Company has had a low level of production parts inventory on hand. However, as production capacity has increased, as well as the necessity of reducing down-time, the Company now requires a larger amount of production parts inventory. Accordingly, the Company believes that the capitalization of production parts inventory results in a better measurement of operating results by expensing production parts at the time they are placed into service and start generating revenue. The $141,000 cumulative effect of the change is included in the Consolidated Statement of Operations for the three months ended March 31, 2000. The effect of the change on the three months ended March 31, 2000, excluding the cumulative effect of change in accounting principle, was to increase net income by $33,000.

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("the Statement"). On adoption of the Statement, the Company recorded a cumulative effect of change in accounting principle in the amount of $1,402,000 (net of zero income taxes). The cumulative effect of change in accounting principle was recorded to reduce the carrying value of the liability related to the put warrants to fair value. The fair value of the warrants is estimated using a Black-Scholes option-valuation model. Subsequent changes in the fair value of the put warrants are recorded as a component of net income. During the three months ended March 31, 2001, the value of the put warrants increased $35,000, resulting in a corresponding increase in other income (expense), net. The Company does not have any other derivative instruments.

6.    SEGMENTS:

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

Summarized financial information, by business segment, for the three months ended are as follows:

(in thousands)


                                              Three Months Ended
                                        --------------------------------
                                        March 31, 2000    March 31, 2001
                                        --------------    --------------
Net sales to external customers:
        Food Processing                    $ 14,500           $ 14,210
        Food Distribution                    36,991             17,067
                                           --------           --------
                                             51,491             31,277
                                           ========           ========

Interest expense:
        Food Processing                          37                 37
        Food Distribution                        34                 32
        Corporate                               555                590
                                           --------           --------
                                                626                659
                                           ========           ========

Depreciation and amortization:
        Food Processing
        Food Distribution                       434                405
        Corporate                                69                 62
                                                 33                 34
                                           --------           --------
                                                536                501
                                           ========           ========

Income before income taxes and changes
     in accounting principles:
        Food Processing                         827                909
        Food Distribution                       660                429
        Corporate                            (1,104)            (1,152)
                                           --------           --------
                                           $    383           $    186
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

     On October 13, 2000, a failed thermostat caused a fire at our processing plant in Arlington, Kentucky resulting in the total destruction of the facility and its equipment. As a result of the fire, we shifted the majority of our production to other facilities in Texas and Oklahoma. We are currently in the process of evaluating our options to permanently replace the capacity of this plant, including the possibility of rebuilding it. We maintain replacement cost property insurance and business interruption insurance. We believe this event will have an impact on our revenues for the foreseeable future and this event has resulted in our revising certain financial covenants with our senior and subordinated lenders. However, largely due to the insurance that we maintained, we do not anticipate that this event will have a long-term material adverse impact on our financial position or results of operations. We believe that our insurance proceeds will exceed the net book value of the destroyed assets, however, we are unable to predict with certainty at this time what the ultimate outcome will be.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

     Net Sales. Net sales decreased by $20.2 million or 39.3% from $51.5 million for the quarter ended March 31, 2000 to $31.3 million for the quarter ended March 31, 2001. The decrease in net sales during the quarter was primarily due to the loss of a major customer (Sam's Club) that built and began using its own warehouse and distribution system in August 2000. Sam's Club accounted for approximately 36.7% of our total net sales for the quarter ended March 31, 2000.

     Gross Profit. Gross profit decreased by $0.6 million or 9.1% from $6.6 million for the quarter ended March 31, 2000 to $6.0 million for the quarter ended March 31, 2001. Gross profit as a percentage of net sales increased from 12.7% for the quarter ended March 31, 2000 to 19.3% for the quarter ended March 31, 2001. Both the decrease in gross profit dollars and the increase in the gross profit percentage margin are primarily attributable to the loss of the Sam's Club distribution business discussed in Net Sales. This business earned a gross margin percentage significantly lower than our sales to other customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.5 million from $5.6 million for the quarter ended March 31, 2000 to $5.1 million for the quarter ended March 31, 2001. Selling, general and administrative expenses as a percentage of net sales increased from 10.9% for the quarter ended March 31, 2000 to 16.4% for the quarter ended March 31, 2001. Both the decrease in selling, general and administrative expense dollars and the increase in the selling, general and administrative expenses as a percentage of sales are primarily attributable to the fact that the Sam's Club distribution business did not incur the same level of selling, general and administrative expenses per sales dollar as our other customers.

     Income from Operations. Income from operations decreased $0.1 million from $1.0 million for the quarter ended March 31, 2000 to $0.9 million for the quarter ended March 31, 2001. This decrease was attributable to the factors described above.

     Interest Expense. Interest expense was $0.6 million for the quarter ended March 31, 2000 and $0.7 million for the quarter ended March 31, 2001. This slight increase was due to the increase in the interest rate on the Senior Subordinated Note beginning on January 17, 2001, which was partially offset by lower rates on our bank borrowings.

     Income tax expense. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of goodwill.

     Changes in Accounting Principles. During the year ended December 31, 2000, we changed our method of accounting for production parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon installation. The $141,000 cumulative effect of the change is included in the Consolidated Statement of Operations for the three months ended March 31, 2000. The effect of the change on the three months ended March 31, 2000, excluding the cumulative effect of change in accounting principle, was to increase net income by $33,000.

     On January 1, 2001, we were required to adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("the Statement"). On adoption of the Statement, we recorded a cumulative effect of change in accounting principle of $1,420,000 (net of zero income taxes) to reduce the carrying value of the liability related to the put warrants to fair value. Subsequent changes in the fair value of the put warrants will be recorded as a component of net income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities for the quarter ended March 31, 2000 was $4.0 million. This amount was principally the result of a decrease in accounts payable and accrued expenses and other current liabilities, and an increase in inventory, which was partially offset by net income, depreciation and amortization, and a decrease in accounts receivable. Cash provided by operating activities for the quarter ended March 31, 2001 was $2.2 million. The cash generated from operating activities was primarily the result of net income, depreciation and amortization, a decrease in accounts receivable and an increase in accrued expenses, which were partially offset by the non-cash nature of the change in accounting principle and an increase in inventory.

     Cash used in investing activities for the quarters ended March 31, 2000 and 2001 was $0.4 million and $0.8 million, respectively, which was related to capital expenditures.

     Cash provided by financing activities in the quarter ended March 31, 2000 was $4.2 million, principally affected by borrowings under our line of credit and an increase in our bank overdraft, which were partially offset by principal payments under term debt and notes payable and the repurchase of our common stock. Cash used in financing activities in the quarter ended March 31, 2001 was $1.4 million, primarily related to a decrease in the our bank overdrafts and principal payments that were made under term debt and notes payable agreements. These were partially offset by borrowings under our line of credit.

     As of March 31, 2000 and 2001, we had $8.6 million and $6.7 million outstanding under the term debt and approximately $5.0 million and $5.3 million, respectively, in line-of-credit borrowings. We owed $6.5 million under the senior subordinated note, and approximately $2.7 million of junior subordinated debt. The interest on the senior subordinated note was 10% per annum for the quarter ended March 31, 2000. Under the terms of an amendment to the senior subordinated note, effective January 17, 2001, this interest rate was increased to 15% per annum. This increase is accrued, compounded monthly and will be payable in full on June 30, 2003. The junior subordinated debt bears interest at an average rate of approximately 7.7% per annum. The term debt and line of credit agreement bear annual interest at either the bank's prime rate plus 1% (8.50% at March 31, 2001) or adjusted LIBOR plus 2.5%, at our option.

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

     If the holder of the warrants exercises the put option, our ability to satisfy such obligation will depend on the amount of such obligation and our ability to raise additional capital. Our ability to secure additional capital at such time will depend upon our overall operating performance, which will be subject to general business, financial, competitive and other factors affecting us and the processed meat distribution industry, certain of which factors are beyond our control. No assurance can be given that we will be able to raise the necessary capital on terms acceptable to us, if at all, to satisfy the put obligation in a timely manner. If we are unable to satisfy such obligation, our business, financial condition and operations will be materially and adversely effected.

     A junior subordinated note in the principal amount of $1.4 million was due on March 31, 2001, but was not paid because of restrictions under the credit facilities. Two additional junior subordinated notes, one in the amount of $0.85 million and another in the amount of $0.2 million, become due on July 31, 2001, and September 30, 2001, respectively. Payment on each of these notes will be made when such payment will not violate the covenants under our credit facilities. Under the terms of an inter-creditor subordination agreement, the junior subordinated debt holders are prohibited from exercising any remedy with respect to this debt until our obligations under our credit facilities are paid in full; however, the interest rates of 9%, 6.35% and 8%, respectively, on each note increase by 2% per annum after its due date if the principal is not paid.

     We believe that cash generated from operations and bank borrowings will be sufficient to fund our debt service (subject to the limitations on payments of the junior subordinated notes as described in the preceding paragraph), working capital requirements and capital expenditures as currently contemplated for 2001. However, our ability to fund our working capital requirements and capital expenditures will depend in large part on our ability to continue to comply with covenants in the credit facilities. Our ability to continue to comply with these covenants will depend on a number of factors, certain of which are beyond our control, including but not limited to, implementation of our business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on our future operating performance. No assurance can be given that we will remain in compliance with such covenants throughout the term of the credit facilities.

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

     We are a purchaser of pork and other meat products. We buy pork and other meat products based upon market prices that are established with the vendors as part of the purchase process. Our operating results are significantly impacted by pork prices. We do not use commodity financial instruments to hedge pork and other meat product prices.

     Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. We do not use, and have not in the past year used, any derivative financial instruments relating to the risk associated with changes in interest rates.

     We are required to record the liability related to the put warrants at fair value. Any changes to such value are included as a component of net income. Furthermore, any changes in fair value would not be deductible in our federal or state income tax returns and, therefore, would increase or decrease our effective income tax rate. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model.

     We are exposed to credit risk on certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

FORWARD LOOKING STATEMENTS

    We want to provide stockholders and investors with more meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains forward-looking information and describes our belief concerning future business conditions and the outlook for us based on currently available information. Whenever possible, we identified these "forward looking" statements by words such as "believes," "will depend," "to continue to," "anticipates" and similar expressions. These forward looking statements are subject to risks and uncertainties which would cause our actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of our business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the warrants with the put option on our net income and effective tax rate; our ability to raise additional capital; our ability to refinance our senior subordinated debt by December 31, 2001 in accordance with our covenant to BOCP to use our commercially reasonable efforts to do so; and sensitivity to such factors as weather and raw material costs. Readers are encouraged to review the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2000 and our Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. We assume no obligation to update the information contained in this Quarterly Report on Form 10-Q.

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
         None.

ITEM 5.  OTHER INFORMATION.
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The following are filed as Exhibits to this Quarterly Report on Form 10-Q:

              Exhibit
              Number              Description

              3.1 Certificate of Incorporation of the Company, including all amendments thereto (1)

              3.2       By-Laws of the Company (2)

              4.1 Second Amendment to Loan and Security Agreement dated as of April 13, 2001 among Fleet Capital Corporation, the Company and certain of its subsidiaries (3)

              4.2 Limited Waiver of Covenants Under and Amendment to Senior Subordinated Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries and Banc One (3)

              4.3 Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries, Banc One, Sterling BOCP, LLC ("Sterling") and Fleet Capital Corporation (3)

              4.4 Intercreditor and Collateral Agency Agreement dated April 13, 2001 among Banc One, Sterling, the Company and certain of its subsidiaries (3)

              4.5 Senior Subordinated Note due March 31, 2005 of the Company payable to Banc One dated as of April 13, 2001 in the original principal amount of $5,850,000 (3)

              4.6 Senior Subordinated Note due March 31, 2005 of the Company payable to Sterling dated as of April 13, 2001 in the original principal amount of $650,000 (3)

              4.7 Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase Warrant of Banc One dated as of April 13, 2001 (3)

              4.8 Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase Warrant to Sterling dated as of April 13, 2001 (3)

              4.9 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Banc One dated as of April 13, 2001 (3)

              4.10 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Sterling dated as of April 13, 2001 (3)

              4.11 Amended and Restated Put Option Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling
                        (3)

              4.12 Amended and Restated Registration Rights Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling (3)

              4.13 Amended and Restated Shareholders Agreement dated as of April 13, 2001 among the Company, certain of its shareholders, Banc One and Sterling (3)

              4.14 Amended and Restated Preemptive Rights Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling (3)


----------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

       (b)   Reports on Form 8-K:

             None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATLANTIC PREMIUM BRANDS, LTD.

Dated as of May 14, 2001           By: /s/ Thomas M. Dalton
                                      ------------------------------------------
                                      Thomas M. Dalton, Chief Financial Officer,
                                      Chief Operating Officer and Senior Vice
                                      President (On behalf of Registrant and as
                                      Chief Accounting Officer)

                                INDEX TO EXHIBITS

    Exhibit
    Number                    Description

     3.1 Certificate of Incorporation of the Company, including all amendments thereto (1)

     3.2      By-Laws of the Company (2)

     4.1 Second Amendment to Loan and Security Agreement dated as of April 13, 2001 among Fleet Capital Corporation, the Company and certain of its subsidiaries (3)

     4.2 Limited Waiver of Covenants Under and Amendment to Senior Subordinated Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries and Banc One (3)

     4.3 Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries, Banc One, Sterling BOCP, LLC ("Sterling") and Fleet Capital Corporation (3)

     4.4 Intercreditor and Collateral Agency Agreement dated April 13, 2001 among Banc One, Sterling, the Company and certain of its subsidiaries (3)

     4.5 Senior Subordinated Note due March 31, 2005 of the Company payable to Banc One dated as of April 13, 2001 in the original principal amount of $5,850,000 (3)

     4.6 Senior Subordinated Note due March 31, 2005 of the Company payable to Sterling dated as of April 13, 2001 in the original principal amount of $650,000 (3)

     4.7 Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase Warrant of Banc One dated as of April 13, 2001 (3)

     4.8 Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase Warrant to Sterling dated as of April 13, 2001 (3)

     4.9 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Banc One dated as of April 13, 2001 (3)

     4.10 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Sterling dated as of April 13, 2001 (3)

     4.11 Amended and Restated Put Option Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling (3)

     4.12 Amended and Restated Registration Rights Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling (3)

     4.13 Amended and Restated Shareholders Agreement dated as of April 13, 2001 among the Company, certain of its shareholders, Banc One and Sterling (3)

     4.14 Amended and Restated Preemptive Rights Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling (3)


----------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.