Form 10-Q
period 2001-06-30
ATLANTIC PREMIUM BRANDS LTD
filed 2001-08-14
CIK 912609

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 2001

       { } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-13747


                          ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------

             (Exact Name of registrant as specified in its charter)
--------------------------------------------------------------------------------


               DELAWARE                                       36-3761400
-------------------------------------                     --------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)


      650 DUNDEE ROAD, SUITE 370
          NORTHBROOK, ILLINOIS                                    60062
-------------------------------------                      -------------------
   (Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (847) 412-6200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 10, 2001, there were outstanding 6,683,664 shares of Common Stock, par value $.01 per share, of the Registrant.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                          ATLANTIC PREMIUM BRANDS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands, except shares and par value)

                                                                     (Unaudited)
                                                  DECEMBER 31,         JUNE 30,
                                                     2000                2001
                                                ---------------       ----------
                                    ASSETS
 Current assets:
    Cash                                            $   780            $   535
    Accounts receivable, net of allowance for
       doubtful accounts of $206 and $208,
       respectively                                   7,791              7,863
    Inventory                                         5,453              6,046
    Prepaid expenses and other current assets         1,707              4,104
    Income taxes receivable                             802                 -
    Deferred income taxes                               375                375
    Assets of discontinued operations                   124                124
                                                     -------           --------
          Total current assets                       17,032             19,047

Property, plant and equipment, net                   11,293             11,463

Intangible assets, net                               12,788             12,606

Deferred income taxes                                   101                101

Other assets, net                                       317                387
                                                     -------           --------

          Total assets                               $41,531            $43,604
                                                     =======            =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                   $ 3,167            $ 1,971
    Notes payable under line of credit                 5,053              6,906
    Current maturities of long-term debt               4,882              5,024
    Accounts payable                                   5,645              6,585
    Accrued expenses                                   1,721              1,932
                                                     -------           --------

          Total current liabilities                   20,468             22,418

Long-term debt, net of current maturities             11,365             10,229

Put warrants                                           1,435                102
                                                     -------           --------

          Total liabilities                           33,268             32,749

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
       authorized; none issued or outstanding            -                  -
    Common stock, $.01 par value; 30,000,000 shares
       authorized; 6,658,863 shares issued
          and outstanding                                 67                 67
   Additional paid-in capital                         10,377             10,377
   Accumulated deficit                                (2,181)               411
                                                     -------           --------
          Total stockholders' equity                   8,263             10,855
                                                     -------           --------
          Total liabilities and stockholders' equity $41,531            $43,604
                                                     =======            =======

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (in thousands, except per share amounts)
                               THREE MONTHS ENDED
                                    JUNE 30,

                                                           2000        2001
                                                       -----------   ---------

Net sales                                                 $ 54,434    $ 33,491

Cost of goods sold                                          48,486      28,052
                                                       -----------   ---------

          Gross profit                                       5,948       5,439
                                                       -----------   ---------

Selling, general and administrative expenses:
    Salaries and benefits                                    2,572       2,417
    Other operating expenses                                 2,273       2,169
    Depreciation and amortization                              590         528
                                                       -----------   ---------

          Total selling, general and
              Administrative expenses                        5,435       5,114
                                                       -----------   ---------

          Income from operations                               513         325

Other income (expense):
          Interest expense                                    (705)       (636)
          Fair value adjustment to put warrants                 -          (34)
          Other income, net                                     14       2,310
                                                        -----------   ---------

          Income (loss) before income taxes                   (178)      1,965

Income tax expense                                              28         856
                                                       -----------   ---------

          Net income (loss)                                 $ (206)     $1,109
                                                        ===========   =========

Income (loss) per common share

    Basic and diluted:                                     $ (0.03)    $  0.17
                                                       ===========   =========

    Weighted average common shares:

       Basic                                             6,751,358   6,658,863
       Diluted                                           6,751,358   6,691,174
                                                       ===========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                 (in thousands, except share and per share data)
                                SIX MONTHS ENDED
                                    JUNE 30,


                                                       2000              2001
                                                     --------          --------

Net sales                                           $ 105,925          $ 64,768

Cost of goods sold                                     93,414            53,306
                                                     --------          --------

          Gross profit                                 12,511            11,462
                                                     --------          --------
Selling, general and administrative expenses:
    Salaries and benefits                               5,288             4,891
    Other operating expenses                            4,604             4,332
    Depreciation and amortization                       1,002             1,029
                                                     --------          --------
          Total selling, general and
                administrative expenses                10,894            10,252
                                                     --------          --------

          Income from operations                        1,617             1,210

Other income (expense):
          Interest expense                             (1,455)           (1,295)
          Fair value adjustment to put warrants            -                (69)
          Other income, net                                43             2,305
                                                      --------          --------
          Income before income taxes and changes
             in accounting principles                     205             2,151

Income tax expense                                        195               961
                                                     --------          --------
       Income before changes in accounting
             principles                                    10             1,190

       Changes in accounting principles                   141             1,402
                                                     --------          --------
              Net income                              $   151           $ 2,592
                                                     ========          ========
    Weighted average common shares:

       Basic                                        6,781,777          6,658,863
       Diluted                                      6,999,942          6,691,174
                                                    =========          =========
Income per common share:
  Basic and diluted:
    Income before changes in
        accounting principles                         $    -            $    .18
    Changes in accounting principles                      .02                .21
                                                      --------          --------
        Net income                                    $   .02           $    .39
                                                      ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)


                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                              -----------

                                                            2000         2001
                                                          --------     -------
Cash flows from operating activities:
    Net income                                             $  151     $  2,592
    Adjustments to reconcile net income to
       net cash provided by (used in) operating activities:
       Depreciation and amortization                        1,002        1,029
       Amortization of debt discount and
           deferred financing costs                           125          125
       Changes in accounting principles                      (141)      (1,402)
       Fair value adjustment to put warrants                   -            69
       Increase in accounts receivable, net                (1,054)         (72)
       Increase in inventory                               (1,258)        (593)
       Increase in prepaid expenses and                        (6)      (2,397)
           other current assets
      (Decrease) increase in accounts payable              (2,991)         939
      (Decrease) increase in accrued expenses and
           other current liabilities                         (691)       1,010
                                                         ----------    ---------
              Net cash provided by (used in)
                 operating activities                      (4,863)       1,300
                                                         ----------    ---------
Cash flows from investing activities:
    Acquisition of property, plant and equipment             (747)        (940)
    Purchase of common stock                                 (235)          -
                                                         ----------    ---------
              Net cash used in investing activities          (982)        (940)
                                                         ----------    ---------
Cash flows from financing activities:
    Cost of bank negotiations                                  -          (143)
    Increase (decrease) in bank overdraft                     880       (1,196)
    Net borrowings under line of credit                     5,264        1,853
    Payments of term debt and notes payable                  (922)      (1,119)
                                                         ----------    ---------
              Net cash provided by (used in) financing
                 activities                                 5,222         (605)
                                                         ----------    ---------
Net cash provided by discontinued operations                   11           -
                                                         ----------    ---------
Net decrease in cash                                         (612)        (245)

Cash, beginning of period                                    1,841         780
                                                         ----------    ---------
Cash, end of period                                       $  1,229     $   535
                                                         ==========    =========


These accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001

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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments other than as described in Note 8) necessary for a fair presentation. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for interim periods are not necessarily indicative of the operating results expected for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 2000 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

INVENTORY

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods and packaging supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:

                                    DECEMBER 31,       JUNE 30,
(in thousands)                          2000             2001
                                  ---------------     ----------
Raw materials                          $  662           $  634
Finished goods                          2,712            3,394
Packaging supplies                      1,582            1,470
Production parts                          497              548
                                  --------------      -----------

       Total inventory                 $5,453           $6,046
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

INCOME PER COMMON SHARE

The weighted average shares used to calculate basic and diluted income per common share for the three-month and six-month periods ended June 30, 2000 and 2001, are as follows:


                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                             2000           2001          2000          2001
                                             ----           ----          ----          ----
Weighted average shares outstanding for
basic income per common share              6,751,358     6,658,863      6,781,777   6,658,863

Dilutive effect of common stock options           -         32,311        218,165      32,311
                                          ----------     ---------      ----------  ---------

Weighted average shares outstanding for
dilutive income per common share           6,751,358     6,691,174      6,999,942   6,691,174
                                           =========     =========      =========   =========


Options to purchase 1,194,659 and 1,798,959 shares of common stock at prices ranging from $1.33 to $6.50 per share were outstanding during the second quarter of 2000 and 2001, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares during the quarter.
Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock, as of June 30, 2000 and 2001 at $3.38 per share were outstanding during the second quarter of 2000 and 2001 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common shares during the quarter.

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

4. DEBT:

The Company's debt consists of an $11 million term note, a $15 million line of credit and a $6.5 million senior subordinated note with detachable warrants with a put option.

The term debt bears interest at either the bank's prime rate plus 1% or Adjusted LIBOR plus 2.5%, at the Company's option. This loan is due in varying amounts payable monthly through March 2003 and is secured by substantially all assets of the Company. The balance at June 30, 2001 was $6.2 million.

Under the terms of the line of credit agreement, which expires in March 2003, the Company is permitted to borrow up to $15 million subject to advance formulas based on accounts receivable, inventory and letter of credit obligations outstanding. Amounts borrowed are due on demand and bear interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%. Interest is payable monthly and amounts are secured by substantially all assets of the Company.

The $6.5 million senior subordinated note, maturing on March 31, 2005, bears interest at 15% per annum. A loan amendment dated April 13, 2001 and effective January 17, 2001, increased the interest rate by 5% to 15% per annum. This incremental amount of interest is accrued on a periodic basis and will be payable on June 30, 2003. Principal is payable in quarterly installments beginning June 30, 2003. Concurrent with the loan amendment, an entity owned by some of our directors, officers and 5% stockholders agreed to purchase 10% of the senior subordinated debt holder's interest in the senior subordinated notes and the related warrants.

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

Junior subordinated notes in the principal amount of $1.4 million and $0.85 million were due on March 31, 2001 and July 31, 2001 respectively, but were not paid because of restrictive covenants under the credit facilities. An additional junior subordinated note in the amount of $0.2 million becomes due on September 30, 2001. Payment on each of these notes will be made when such payment will not violate the covenants under our credit facilities. Under the terms of an inter-creditor subordination agreement, the junior subordinated debt holders are prohibited from exercising any remedy with respect to this debt until the obligations under the credit facilities are paid in full; however, the interest rates of 9%, 6.35% and 8%, respectively, on these notes increase by 2% per annum after their respective due dates if the principal is not paid.

5. CHANGES IN ACCOUNTING PRINCIPLES:

During the year ended December 31, 2000, the Company changed its method of accounting for production parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon installation. In prior years, the Company has had a low level of production parts inventory on hand. However, as production capacity has increased, as well as the necessity of reducing down-time, the Company now requires a larger amount of production parts inventory. Accordingly, the Company believes that the capitalization of production parts inventory results in a better measurement of operating results by expensing production parts at the time they are placed into service and start generating revenue. The $141,000 cumulative effect of the change is included in the Consolidated Statement of Operations for the six months ended June 30, 2000. The effect of the change on the six months ended June 30, 2000, excluding the cumulative effect of change in accounting principle, was to increase net income by $58,000.

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("the Statement"). On adoption of the Statement, the Company recorded a cumulative effect of change in accounting principle in the amount of $1.402 million (net of zero income taxes). The cumulative effect of change in accounting principle was recorded to reduce the carrying value of the liability related to the put warrants to fair value. The fair value of the warrants is estimated using a Black-Scholes option-valuation model. Subsequent changes in the fair value of the put warrants are recorded as a component of net income. The Company does not have any other derivative instruments.

6. GROGAN'S FIRE:

On October 13, 2000, the Grogan's manufacturing plant located in Arlington, Kentucky was totally destroyed by fire and the impacted assets' net book value of $1.2 million was written off. At December 31, 2000, the Company has recorded a $1.4 million receivable from the insurance carrier for the net book value of the plant and equipment destroyed plus other related costs incurred. The insurance receivable is included in prepaid expenses and other current assets. Based on communications with the insurance carrier in the current quarter, management and our insurance consultants believe, with reasonable certainty, that the Company will receive at least $3.7 million in insurance proceeds. Accordingly, the Company has recorded a $2.3 million gain, before income taxes of $0.9 million, during the three months ended June 30, 2001, which is included in other income, net. The $3.7 million receivable from the insurance carrier is included as a component of prepaid expenses and other current assets in the consolidated balance sheet at June 30, 2001.

7. SEGMENTS

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

Summarized financial information, by business segment, for the three months ended are as follows: (in thousands)

                                                 THREE MONTHS ENDED
                                                 ------------------
                                        JUNE 30,                     JUNE 30,
                                          2000                         2001
                                          ----                         ----
Net sales to external customers:
        Food Processing                 $15,155                       $13,916
        Food Distribution                39,279                        19,575
                                         ------                        ------
                                         54,434                        33,491
                                         ======                       =======

Interest expense:
        Food Processing                      38                            41
        Food Distribution                    33                            38
        Corporate                           634                           557
                                            ---                           ---
                                            705                           636
                                            ===                           ===
Depreciation and amortization:
        Food Processing                     488                           425
        Food Distribution                    70                            62
        Corporate                            32                            41
                                             --                            --
                                            590                           528
                                            ===                           ===
Income (loss) before income taxes:
        Food Processing                     293                         2,864(a)
        Food Distribution                   707                           411
        Corporate                        (1,178)                       (1,310)
                                          -------                      -------
                                         $ (178)                       $ 1,965
                                         =======                       =======

(a) Includes $2.3 million of other income related to the Grogan's fire (see Note 6).

Summarized financial information, by business segment, for the six months ended are as follows: (in thousands)

                                                     SIX MONTHS ENDED
                                                     ----------------
                                              JUNE 30,              JUNE 30,
                                                2000                  2001
                                             ----------           ----------
Net sales to external customers:
        Food Processing                     $ 29,655                 $ 28,126
        Food Distribution                     76,270                   36,642
                                              ------                   ------
                                             105,925                   64,768
                                              ======                  =======
Interest expense:
        Food Processing                           76                       78
        Food Distribution                         66                       70
        Corporate                              1,313                    1,147
                                               -----                    -----
                                               1,455                    1,295
                                               =====                    =====
Depreciation and amortization:
        Food Processing                          798                      830
        Food Distribution                        138                      124
        Corporate                                 66                       75
                                               -----                    -----
                                               1,002                    1,029
                                               =====                    =====

Income before income taxes and changes
     in accounting principles:
        Food Processing                        1,068                    3,773(a)
        Food Distribution                      1,366                      840
        Corporate                             (2,229)                  (2,462)
                                             -------                  --------
                                             $   205                  $ 2,151
                                             =======                   =======

(a) Includes $2.3 million of other income related to the Grogan's fire (see Note 6).

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

     On October 13, 2000, a failed thermostat caused a fire at our Grogan's processing plant in Arlington, Kentucky resulting in the total destruction of the facility and its equipment. As a result of the fire, we shifted the majority of our production to other facilities in Texas and Oklahoma. We are currently in the process of evaluating our options to permanently replace the capacity of this plant, including the possibility of rebuilding it. We maintain replacement cost property insurance and business interruption insurance. We believe this event will have an impact on our revenues for the foreseeable future and this event has resulted in our revising certain financial covenants with our senior and subordinated lenders. However, largely due to the insurance that we maintained, we do not anticipate that this event will have a long-term material adverse impact on our financial position or results of operations. See Note 6 of Notes to Financial Statements for information about estimated recoveries under the property insurance policy.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

     Net Sales. Net sales decreased by $20.9 million or 38.4% from $54.4 million for the quarter ended June 30, 2000 to $33.5 million for the quarter ended June 30, 2001. The decrease in net sales during the quarter was primarily due to the loss of a major customer (Sam's Club) that built and began using its own warehouse and distribution system in August 2000. Sam's Club accounted for approximately 39% of our total net sales for the quarter ended June 30, 2000.

     Gross Profit. Gross profit decreased by $0.5 million or 8.5% from $5.9 million for the quarter ended June 30, 2000 to $5.4 million for the quarter ended June 30, 2001. Gross profit as a percentage of net sales increased from 11.0% for the quarter ended June 30, 2000 to 16.1% for the quarter ended June 30, 2001. Both the decrease in gross profit dollars and the increase in the gross profit percentage margin are primarily attributable to the loss of the Sam's Club distribution business discussed in Net Sales. This business earned a gross margin percentage significantly lower than our sales to other customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million from $5.4 million for the quarter ended June 30, 2000 to $5.1 million for the quarter ended June 30, 2001. Selling, general and administrative expenses as a percentage of net sales increased from 9.9% for the quarter ended June 30, 2000 to 15.2% for the quarter ended June 30, 2001. Both the decrease in selling, general and administrative expense dollars and the increase in the selling, general and administrative expenses as a percentage of sales are primarily attributable to the fact that the Sam's Club distribution business did not incur the same level of selling, general and administrative expenses per sales dollar as do sales to our other customers.

     Income from Operations. Income from operations decreased by $188 thousand from $513 thousand for the quarter ended June 30, 2000 to $325 thousand for the quarter ended June 30, 2001. This decrease was attributable to the factors described above.

     Interest Expense. Interest expense was $0.7 million for the quarter ended June 30, 2000 and $0.6 million for the quarter ended June 30, 2001. This slight decrease resulted from the lower rates on other debt being partially offset by the increase in the interest rate on our senior subordinated note.

     Other Income. Other income increased $2.3 million for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. This increase resulted from our recognition of a gain for the excess of the estimated proceeds from the insurance policy that was carried on the Grogan's facility over the carrying value of the related property and equipment.

     Income tax expense. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of goodwill.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Net Sales. Net sales decreased by $41.1 million or 38.8% from $105.9 million for the six months ended June 30, 2000 to $64.8 million for the six months ended June 30, 2001. The decrease in net sales during the first six months of 2001 was primarily due to the loss of a major customer (Sam's Club) that built and began using its own warehouse and distribution system in August 2000. Sam's Club accounted for approximately 38.7% of our total net sales for the six months ended June 30, 2000.

     Gross Profit. Gross profit decreased by $1.0 million or 8.0% from $12.5 million for the six months ended June 30, 2000 to $11.5 million for the six months ended June 30, 2001. Gross profit as a percentage of net sales increased from 11.8% for the six months ended June 30, 2000 to 17.8% for the six months ended June 30, 2001. Both the decrease in gross profit dollars and the increase in the gross profit percentage margin are primarily attributable to the loss of the Sam's Club distribution business discussed in Net Sales. This business earned a gross margin percentage significantly lower than our sales to other customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million from $10.9 million for the six months ended June 30, 2000 to $10.3 million for the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of net sales increased from 10.3% for the six months ended June 30, 2000 to 15.9% for the six months ended June 30, 2001. Both the decrease in selling, general and administrative expense dollars and the increase in selling, general and administrative expenses as a percentage of sales are primarily attributable to the fact that the Sam's Club distribution business did not incur the same level of selling, general and administrative expenses per sales dollar as do sales to our other customers.

     Income from Operations. Income from operations decreased by approximately $0.4 million from approximately $1.6 million for the six months ended June 30, 2000 to approximately $1.2 million for the six months ended June 30, 2001. This decrease is attributable to the factors discussed above.

     Interest Expense. Interest expense was $1.5 million and $1.3 million for the six months ended June 30, 2000 and 2001, respectively. This slight decrease resulted from the lower rates on other debt being partially offset by the increase in the interest rate on our senior subordinated note.

     Other Income. Other income increased $2.3 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This increase resulted from our recognition of a gain for the excess of the estimated proceeds from the insurance policy that was carried on the Grogan's facility over the carrying value of the related property and equipment.

     Income Tax Expense. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of goodwill amortization.

     Changes in Accounting Principles. During the year ended December 31, 2000, the Company changed its method of accounting for production parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon installation. The $141,000 cumulative effect of the change is included in the Consolidated Statement of Operations for the six months ended June 30, 2000. The effect of the change on the six months ended June 30, 2000, excluding the cumulative effect of change in accounting principle, was to increase net income by $58,000.

     On January 1, 2001, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("the Statement"). On adoption of the Statement, we recorded a cumulative effect of change in accounting principle of $1.4 million (net of zero income taxes) to reduce the carrying value of the liability related to the put warrants to fair value. Subsequent changes in the fair value of the put warrants have been and will be recorded as a component of net income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities for the six months ended June 30, 2000 was $4.9 million. This amount was principally the result of a decrease in accounts payable and accrued expenses and other current liabilities, and an increase in accounts receivable and inventory, which was partially offset by depreciation and amortization. Cash provided by operating activities for the six months ended June 30, 2001 was $1.3 million. The cash generated from operating activities was primarily the result of net income, depreciation and amortization, and an increase in accounts payable and accrued expenses, which were partially offset by the non-cash nature of the change in accounting principle and an increase in prepaid expenses and other current assets.

     Cash used in investing activities for the six months ended June 30, 2000 was $1.0 million which included the repurchase of our common stock and capital expenditures. Cash used in investing activities for the six months ended June 30, 2001 was $0.9 million which related to capital expenditures.

     Cash provided by financing activities in the six months ended June 30, 2000 was $5.2 million, principally affected by borrowings under our line of credit and an increase in our bank overdraft, which were partially offset by principal payments under our term debt and notes payable. Cash used in financing activities in the six months ended June 30, 2001 was $0.6 million, primarily related to a decrease in our bank overdrafts and principal payments that were made under our term debt and notes payable, partially offset by borrowings under our line of credit.

     As of June 30, 2000 and 2001, we had $8.1 million and $6.2 million, respectively, outstanding under the term debt and approximately $6.0 million and $6.9 million, respectively, in line-of-credit borrowings. We owed $6.5 million under the senior subordinated note, and approximately $2.7 million of junior subordinated debt. The interest on the senior subordinated note was 10% per annum for the six months ended June 30, 2000. Under the terms of an amendment to the senior subordinated note, effective January 17, 2001, this interest rate was increased to 15% per annum. This increase is accrued, compounded monthly and will be payable in full on June 30, 2003. The junior subordinated debt bears interest at an average rate of approximately 7.7% per annum. The term debt and line of credit agreement bear annual interest at either the bank's prime rate plus 1% (8.50% at June 30, 2001) or adjusted LIBOR plus 2.5%, at our option.

     Warrants issued in conjunction with the senior subordinated note provide that on the occurrence of a Put Trigger Event (defined below), if the average trading volume of our stock for four consecutive weeks is less than 15% of the number of shares issuable to the holder of the put warrants, such holders would have a thirty day right to require us to redeem the warrants for a cash amount equal to the greater of a cash flow formula (defined in the Warrant Agreement) or the fair market value of the underlying shares based upon an appraisal, in each case, net of an exercise price of $3.38 per share. For these purposes, a "Put Trigger Event" would occur upon the earlier of certain events, including the fifth anniversary of the warrants (March 20, 2003), a sale of all or substantially all of our assets, or a business combination in which we are not the surviving corporation.

     If the holder of the warrants exercises the put option, our ability to satisfy such obligation will depend on the amount of such obligation and our ability to raise additional capital. Our ability to secure additional capital at such time will depend upon our overall operating performance, which will be subject to general business, financial, competitive and other factors affecting us and the processed meat distribution industry, certain of which factors are beyond our control. No assurance can be given that we will be able to raise the necessary capital on terms acceptable to us, if at all, to satisfy the put obligation in a timely manner. If we are unable to satisfy such obligation, our business, financial condition and operations will be materially and adversely affected.

     Junior subordinated notes in the principal amount of $1.4 million and $0.85 million were due on March 31, 2001 and July 31, 2001 respectively, but were not paid because of restrictive covenants under the credit facilities. An additional junior subordinated note in the amount of $0.2 million becomes due on September 30, 2001. Payment on each of these notes will be made when such payment will not violate the covenants under our credit facilities. Under the terms of an inter-creditor subordination agreement, the junior subordinated debt holders are prohibited from exercising any remedy with respect to this debt until our obligations under our credit facilities are paid in full; however, the interest rates of 9%, 6.35% and 8%, respectively, on these notes increase by 2% per annum after their respective due dates if the principal is not paid.

     We believe that cash generated from operations and bank borrowings will be sufficient to fund our debt service (subject to the limitations on payments of the junior subordinated notes, as described in the preceding paragraph), working capital requirements and capital expenditures as currently contemplated for 2001. However, our ability to fund our working capital requirements and capital expenditures will depend in large part on our ability to continue to comply with covenants in the credit facilities. Our ability to continue to comply with these covenants will depend on a number of factors, certain of which are beyond our control, including but not limited to, implementation of our business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on our future operating performance. No assurance can be given that we will remain in compliance with such covenants throughout the term of the credit facilities.

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

ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company will apply this statement to any acquisitions occurring after July 1, 2001.

     SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17, "Intangible Assets," establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's intangible assets represent principally deferred financing costs and goodwill from businesses acquired. The Company is evaluating the new statement's provisions to assess the impact on its consolidated results of operations and financial position. The Company plans to adopt the new standard in fiscal year 2002 as required.

FORWARD LOOKING STATEMENTS

     We want to provide stockholders and investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains forward-looking information and describes our beliefs concerning future business conditions and our outlook based on currently available information. Whenever possible, we have identified these forward looking statements by words such as "believes," "estimates," "will depend" and similar expressions. These forward-looking statements are subject to risks and uncertainties that would cause our actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following:

risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of our business strategy; our ability to replace the capacity of our Arlington, Kentucky facility; our ability to maximize the insurance recoveries related to the fire at our Arlington, Kentucky facility; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the warrants with the put option on our net income and effective tax rate; our ability to raise additional capital; our ability to refinance our senior subordinated debt by December 31, 2001 in accordance with our covenant to Banc One Capital Partners, LLC to use our commercially reasonable efforts to do so; sensitivity to such factors as weather and raw material costs; and the factors discussed above under the caption "Quantitative and Qualitative Disclosures About Market Risk." Readers are encouraged to review risk factors in our Annual Report on Form 10-K for the year ended December 31, 2000 and our Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. We assume no obligation to update the information contained in this Quarterly Report on Form 10-Q.

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

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The following are filed as Exhibits to this Quarterly Report on Form 10-Q:

                  Exhibit
                  Number            Description
                  ------            -----------

                  3.1 Certificate of Incorporation of Atlantic Premium Brands, Ltd. ("the Company"), including all amendments thereto(1)

                  3.2      By-Laws of the Company(2)

                  4.1 Second Amendment to Loan and Security Agreement dated as of April 13, 2001 among Fleet Capital Corporation, the Company and certain of its subsidiaries(3)

                  4.2 Limited Waiver of Covenants Under and Amendment to Senior Subordinated Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries and Banc One Capital Partners, LLC ("Banc One")(3)

                  4.3 Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries, Banc One, Sterling BOCP, LLC ("Sterling") and Fleet Capital Corporation(3)

                  4.4 Intercreditor and Collateral Agency Agreement dated April 13, 2001 among Banc One, Sterling, the Company and certain of its subsidiaries(3)

                  4.5 Senior Subordinated Note due March 31, 2005 of the Company payable to Banc

                           One dated as of April 13, 2001 in the original principal amount of $5,850,000(3)

                  4.6 Senior Subordinated Note due March 31, 2005 of the Company payable to Sterling dated as of April 13, 2001 in the original principal amount of $650,000(3)

                  4.7 Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase Warrant of Banc One dated as of April 13, 2001(3)

                  4.8 Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock Purchase Warrant to Sterling dated as of April 13, 2001(3)

                  4.9 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Banc One dated as of April 13, 2001(3)

                  4.10 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Sterling dated as of April 13, 2001(3)

                  4.11 Amended and Restated Put Option Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling(3)

                  4.12 Amended and Restated Registration Rights Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling(3)

                  4.13 Amended and Restated Shareholders Agreement dated as of April 13, 2001 among the Company, certain of its shareholders, Banc One and Sterling(3)

                  4.14 Amended and Restated Preemptive Rights Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling(3)

                  ------------------

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

                                              ATLANTIC PREMIUM BRANDS, LTD.

Dated as of August 14, 2001                   By: /s/ Thomas M. Dalton
                                                  ------------------------------
                                              Thomas M. Dalton, Chief Financial
                                              Officer, Chief Operating Officer
                                              and Senior Vice President (On
                                              behalf of Registrant and as Chief
                                              Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Description

3.1 Certificate of Incorporation of Atlantic Premium Brands, Ltd. ("the Company"), including all amendments thereto (1)

3.2   By-Laws of the Company (2)

4.1 Second Amendment to Loan and Security Agreement dated as of April 13, 2001 among Fleet Capital Corporation, the Company and certain of its subsidiaries (3)

4.2 Limited Waiver of Covenants Under and Amendment to Senior Subordinated Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries and Banc One Capital Partners, LLC ("Banc One") (3)

4.3 Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries, Banc One, Sterling BOCP, LLC ("Sterling") and Fleet Capital Corporation (3)

4.4 Intercreditor and Collateral Agency Agreement dated April 13, 2001 among Banc One, Sterling, the Company and certain of its subsidiaries (3)

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

4.10 Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common Stock Purchase Warrant of Sterling dated as of April 13, 2001 (3)

4.11 Amended and Restated Put Option Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling (3)

4.12 Amended and Restated Registration Rights Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling (3)

4.13 Amended and Restated Shareholders Agreement dated as of April 13, 2001 among the Company, certain of its shareholders, Banc One and Sterling (3)

4.14 Amended and Restated Preemptive Rights Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling (3)
------------------

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