Form 10-Q
period 2001-09-30
ATLANTIC PREMIUM BRANDS LTD
filed 2001-11-14
CIK 912609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 2001

   { } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the transition period from __________ to ___________

                         Commission File Number: 1-13747



                          ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)



               DELAWARE                                      36-3761400
------------------------------------------          ----------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


       650 DUNDEE ROAD, SUITE 370
          NORTHBROOK, ILLINOIS                                 60062
------------------------------------------          ----------------------------
(Address of principal executive offices)                     (Zip Code)



       Registrant's telephone number, including area code: (847) 412-6200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---   ---

As of November 9, 2001, there were outstanding 6,683,664 shares of Common Stock, par value $.01 per share, of the Registrant.

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS.

                          ATLANTIC PREMIUM BRANDS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                   (in thousands, except shares and par value)

                                                                                        (Unaudited)
                                                                       December 31,     September 30,
                                                                           2000             2001
                                                                       ------------     -------------
                                     ASSETS
Current assets:
    Cash                                                                 $    780         $    526
    Accounts receivable, net of allowance for doubtful accounts
       of $206 and $208, respectively                                       7,791            7,321
    Inventory                                                               5,453            5,977
    Prepaid expenses and other current assets                               1,707            3,176
    Income taxes receivable                                                   802                -
    Deferred income taxes                                                     375              375
    Net assets of discontinued operations                                     124              130
                                                                         --------         --------
          Total current assets                                             17,032           17,505
Property, plant and equipment, net                                         11,293           11,335
Intangible assets, net                                                     12,788           12,515
Deferred income taxes                                                         101              101
Other assets, net                                                             317              352
                                                                         --------         --------
          Total assets                                                   $ 41,531         $ 41,808
                                                                         ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Checks outstanding                                                   $  3,167         $  1,970
    Notes payable under line of credit                                      5,053            6,394
    Current maturities of long-term debt                                    4,882            5,155
    Accounts payable                                                        5,645            5,608
    Accrued expenses                                                        1,721            1,804
                                                                         --------         --------
          Total current liabilities                                        20,468           20,931
Long-term debt, net of current maturities                                  11,365           10,242
Put warrants                                                                1,435               46
                                                                         --------         --------
          Total liabilities                                                33,268           31,219

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued or outstanding                                              --               --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,658,863 shares issued and outstanding                                 67               67
    Additional paid-in capital                                             10,377           10,377
    Accumulated earnings (deficit)                                         (2,181)             145
                                                                         --------         --------
          Total stockholders' equity                                        8,263           10,589
                                                                         --------         --------
          Total liabilities and stockholders' equity                     $ 41,531         $ 41,808
                                                                         ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)
                               Three Months Ended
                                  September 30,

                                                                     2000            2001
                                                                 -----------      -----------
Net sales                                                        $    39,751      $    34,804
Cost of goods sold                                                    33,963           29,454
                                                                 -----------      -----------
          Gross profit                                                 5,788            5,350
                                                                 -----------      -----------
Selling, general and administrative expenses:
    Salaries and benefits                                              2,665            2,457
    Other operating expenses                                           2,623            2,378
    Depreciation and amortization                                        585              517
                                                                 -----------      -----------
          Total selling, general and administrative expenses           5,873            5,352
                                                                 -----------      -----------
    Loss from operations                                                 (85)              (2)

Other income (expense):
          Interest expense                                              (695)            (651)
          Fair value adjustment to put warrants                            -               57
          Other income (expense), net                                     (1)               9
                                                                 -----------      -----------
    Loss from continuing operations before income taxes                 (781)            (585)

Income tax benefit                                                      (286)            (321)
                                                                 -----------      -----------
    Loss from continuing operations                                     (495)            (266)

Loss from discontinued operations                                       (114)               -
                                                                 -----------      -----------
    Net loss                                                     $      (609)     $      (266)
                                                                 -----------      -----------
Loss per common share:
    Basic and diluted:
       Loss before discontinued operations                       $     (0.07)     $     (0.04)
       Loss from discontinued operations                               (0.02)               -
                                                                 -----------      -----------
       Net loss                                                  $     (0.09)     $     (0.04)
                                                                 ===========      ===========
    Weighted average common shares:
       Basic                                                       6,632,683        6,658,863
                                                                 ===========      ===========
       Diluted                                                     6,632,683        6,658,863
                                                                 ===========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)
                                Nine Months Ended
                                  September 30,

                                                                     2000            2001
                                                                 -----------      -----------
Net sales                                                        $   145,676      $    99,572
Cost of goods sold                                                   127,377           82,760
                                                                 -----------      -----------
          Gross profit                                                18,299           16,812
                                                                 -----------      -----------
Selling, general and administrative expenses:
    Salaries and benefits                                              7,953            7,348
    Other operating expenses                                           7,227            6,710
    Depreciation and amortization                                      1,711            1,546
                                                                 -----------      -----------
          Total selling, general and administrative expenses          16,891           15,604
                                                                 -----------      -----------
    Income from operations                                             1,408            1,208

Other income (expense):
          Interest expense                                            (2,026)          (1,946)
          Fair value adjustments to put warrants                           -              (12)
          Other income, net                                               42            2,314
                                                                 -----------      -----------
Income (loss) from continuing operations before income
    Taxes                                                               (576)           1,564

Income tax expense (benefit)                                             (91)             640
                                                                 -----------      -----------
    Income (loss) from continuing operations                     $      (485)     $       924

    Loss from discontinued operations                                   (114)               -
                                                                 -----------      -----------
    Income (loss) before change in accounting principle                 (599)             924

Changes in accounting principles                                         141            1,402
                                                                 -----------      -----------
    Net income (loss)                                            $      (458)     $     2,326
                                                                 ===========      ===========
Income (loss) per common share:
    Basic and diluted:
      Income (loss) from continuing operations                   $     (0.07)     $      0.14
      Loss from discontinued operations                                (0.02)               -
      Changes in accounting principles                                  0.02             0.21
                                                                 -----------      -----------
      Net income (loss)                                          $     (0.07)     $      0.35
                                                                 ===========      ===========
    Weighted average common shares:
      Basic                                                        6,732,076        6,658,863
                                                                 ===========      ===========
      Diluted                                                      6,732,076        6,692,061
                                                                 ===========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                Nine Months Ended
                                  September 30,

                                                                                 2000         2001
                                                                                -------      -------
Cash Flows from Operating Activities:
    Net income (loss)                                                           $  (458)     $ 2,326
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization                                              1,711        1,546
       Amortization of debt discount and deferred
           financing costs                                                          190          190
       Changes in accounting principles                                            (141)      (1,402)
       Fair value adjustment to put warrants                                         --           12
       Decrease in accounts receivable, net                                       2,678          470
       Increase in inventory                                                       (404)        (524)
       Increase in prepaid expenses and other current assets                       (300)      (2,469)
      (Increase) decrease in income taxes receivable                               (400)         802
       Decrease in accounts payable                                              (5,823)         (37)
      (Decrease) increase in accrued expenses and other current liabilities        (472)          74
                                                                                -------      -------
              Net cash provided by (used in) operating activities                (3,419)         988
                                                                                -------      -------
Cash Flows from Investing Activities:
    Acquisition of property, plant and equipment                                 (1,004)      (1,198)
    Insurance proceeds related to property, plant and equipment                       -        1,000
    Purchase of common stock                                                       (577)          --
                                                                                -------      -------
              Net cash used in investing activities                              (1,581)        (198)
                                                                                -------      -------
Cash Flows from Financing Activities:
    Decrease in checks outstanding                                                 (867)      (1,197)
    Borrowings under line of credit                                               6,301        1,341
    Payments of term debt and notes payable                                      (1,439)      (1,789)
    Proceeds from financing of capital items                                         --          750
    Debt restructuring fees                                                                     (143)
                                                                                -------      -------
              Net cash provided by (used in) financing activities                 3,995       (1,038)
                                                                                -------      -------
Net cash used in discontinued operations                                            (22)          (6)
                                                                                -------      -------
Net decrease in cash                                                             (1,027)        (254)
Cash, beginning of period                                                         1,841          780
                                                                                -------      -------
Cash, end of period                                                             $   814      $   526
                                                                                =======      =======




These accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements present the accounts of Atlantic Premium Brands, Ltd. and subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

The Company is engaged in the manufacturing, marketing and distribution of packaged meat and other food products in Texas, Louisiana, Kentucky, Oklahoma and surrounding states. The operating results of the Company are impacted by changes in food commodity markets.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for interim periods are not necessarily indicative of the operating results expected for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 2000 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

INVENTORY

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods and packaging supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:

                                   December 31,      September 30,
          (in thousands)              2000               2001
                                   -----------       ------------
          Raw materials              $  662            $  529
          Finished goods              2,712             3,464
          Packaging and supplies      1,582             1,451
          Production parts              497               533
                                     ------            ------
                 Total inventory     $5,453            $5,977
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

GOODWILL

The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is being amortized using the straight-line method over 5 to 40 years.

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

INCOME PER COMMON SHARE

The weighted average shares used to calculate basic and diluted income per common share for the three-month and nine-month periods ended September 30, 2000 and 2001, are as follows:

                                                        Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                      ----------------------    ------------------------
                                                        2000          2001          2000          2001
                                                      ----------------------    ------------------------
Weighted average shares outstanding for basic
income per common share                               6,632,683    6,658,863      6,732,076    6,658,863
Dilutive effect of common stock options                   --            --             --         33,198
                                                      ---------    ---------      ---------    ---------
Weighted average shares outstanding for dilutive
income per common share                               6,632,683    6,658,863      6,732,076    6,692,061
                                                      =========    =========      =========    =========


Options to purchase 1,634,959 shares of common stock at prices ranging from $1.50 to $6.50 per share were outstanding during the third quarter of 2001, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares during the quarter.

Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock at $3.38 per share were outstanding during the third quarter of 2000 and 2001 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common shares during the quarter.

In calculating the weighted average number of shares outstanding for the calculation of dilutive income per common share, 98,307 and 177,149 potential common shares have been excluded because their inclusion would have been antidilutive for the three months ended September 30, 2000 and 2001, and the nine month period ended September 30, 2000.

2. CHANGES IN ACCOUNTING PRINCIPLES:

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

During the year ended December 31, 2000, the Company changed its method of accounting for production parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon installation. In prior years, the Company has had a low level of production parts inventory on hand. However, as production capacity has increased, as well as the necessity of reducing equipment down-time, the Company now requires a larger amount of production parts inventory. Accordingly, the Company believes that the capitalization of production parts inventory results in a better measurement of operating results by expensing production parts at the time they are placed into service and start generating revenues. The $141,000 cumulative effect of the change is included in the Consolidated Statement of Operations for the nine months ended September 30, 2000. The effect of the change on the nine months ended September 30, 2000, excluding the cumulative effect of change in accounting principle, was to increase net income by $58,000.


3. GROGAN'S FIRE:

On October 13, 2000, the Grogan's manufacturing plant located in Arlington, Kentucky was totally destroyed by fire and the impacted assets' net book value of $1.2 million was written off. At December 31, 2000, the Company recorded a $1.4 million receivable from the insurance carrier for the net book value of the plant and equipment destroyed plus other related costs incurred. The insurance receivable is included in prepaid expenses and other current assets. Based on communications with the insurance carrier, management and its insurance consultants believe, with reasonable certainty, that the Company will receive at least $3.7 million in insurance proceeds. Accordingly, the Company has recorded a $2.3 million gain, before income taxes of $0.9 million, during the nine months ended September 30, 2001, which is included in other income, net. A $2.7 million receivable from the insurance carrier is included as a component of prepaid expenses and other current assets in the consolidated balance sheet at September 30, 2001.

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

6. DEBT:

The Company's debt consists of an $11 million term note, a $15 million line of credit and $6.5 million senior subordinated note with detachable warrants with a put option.

The term debt bears interest at either the bank's prime rate plus 1% or Adjusted LIBOR plus 2.5%, at the Company's option. This loan is due in varying amounts monthly through March 2003 and is secured by substantially all assets of the Company. The balance at September 30, 2001 was $5.6 million.

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

The $6.5 million senior subordinated note, maturing on March 31, 2005, bears interest at 15% per annum. A loan amendment dated April 13, 2001 and effective January 17, 2001, increased the interest rate by 5% to 15% per annum. This incremental amount of interest is accrued on a periodic basis and will be payable on June 30, 2003. Principal is payable in quarterly installments beginning June 30, 2003. Concurrent with the loan agreement, an entity owned by some of our directors, officers and 5% stockholders agreed to purchase 10% of the senior subordinated debt holder's interest in the senior subordinated notes and the related warrants.

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

Junior subordinated notes in the principal amounts of $1.4 million, $0.85 million and $0.2 million were due on March 31, 2001, July 31, 2001 and September 30, 2001 respectively, but were not paid because of restrictive covenants under the credit facilities. Payment on each of these notes will be made when such payment will not violate the covenants under our credit facilities. Under the terms of an inter-creditor subordination agreement, the junior subordinated debt holders are prohibited from exercising any remedy with respect to this debt until the obligations under the credit facilities are paid in full; however, the interest rates of 9%, 6.35% and 8%, respectively, on these notes increased by 2% per annum after their respective due dates.

7. SEGMENTS

The Company's operations have been classified into two business segments: food processing and food distribution. The food processing segment includes the processing and sales of sausages and related food products to distributors and retailers in Texas, Oklahoma, Louisiana, Kentucky and other surrounding states. The food distribution segment includes the purchasing, marketing, and distribution of packaged meat products to retailers and restaurants, located primarily in Texas.

Summarized financial information, by business segment, for the three months ended are as follows: (in thousands)



                                                  Three Months Ended
                                       ---------------------------------------
                                       September 30, 2000   September 30, 2001
                                       ------------------   ------------------
Net sales to external customers:
        Food Processing                     $ 14,118              $ 14,737
        Food Distribution                     25,633                20,067
                                            --------              --------
                                              39,751                34,804
                                            ========              ========

Interest expense:
        Food Processing                           40                    36
        Food Distribution                         33                    39
        Corporate                                622                   576
                                            --------              --------
                                                 695                   651
                                            --------              --------

Depreciation and amortization:
        Food Processing                          481                   413
        Food Distribution                         71                    61
        Corporate                                 33                    43
                                            --------              --------
                                                 585                   517
                                            --------              --------

Loss from continuing
operations before income taxes:
        Food Processing                           12                   342
        Food Distribution                        469                   227
        Corporate                             (1,262)               (1,154)
                                            --------              --------
                                            $   (781)             $   (585)
                                            ========              ========

Summarized financial information, by business segment, for the nine months ended are as follows: (in thousands)

                                                    Nine Months Ended
                                        ----------------------------------------
                                        September 30, 2000    September 30, 2001
                                        ------------------    ------------------
Net sales to external customers:
        Food Processing                   $  43,772                $  42,863
        Food Distribution                   101,904                   56,709
                                          ---------                ---------
                                            145,676                   99,572
                                          =========                =========


Interest expense:
        Food Processing                         116                      114
        Food Distribution                        99                      109
        Corporate                             1,811                    1,723
                                          ---------                ---------
                                              2,026                    1,946
                                          =========                =========


Depreciation and amortization:
        Food Processing                       1,402                    1,243
        Food Distribution                       209                      185
        Corporate                               100                      118
                                          ---------                ---------
                                              1,711                    1,546
                                          =========                =========


Income (loss)from continuing
operations before income taxes:
        Food Processing                       1,193                    4,115(a)
        Food Distribution                     1,835                    1,067
        Corporate                            (3,604)                  (3,618)
                                          ---------                ---------
                                          $    (576)               $   1,564
                                          =========                =========

(a) Includes $2.3 million of other income related to the Grogan's fire (see note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

     Net Sales. Net sales decreased by $5.0 million or 12.5% from $39.8 million for the quarter ended September 30, 2000 to $34.8 million for the quarter ended September 30, 2001. The decrease in net sales during the quarter was primarily due to the loss of a major customer (Sam's Club) that built and began using its own warehouse and distribution system in August 2000. Sam's Club accounted for approximately 22% of our total net sales for the quarter ended September 30, 2000. The loss of Sam's Club was partially offset by continued growth in our core businesses and the continued roll out of new products.

     Gross Profit. Gross profit decreased by $0.4 million or 6.9% from $5.8 million for the quarter ended September 30, 2000 to $5.4 million for the quarter ended September 30, 2001. Gross profit as a percentage of net sales increased from 14.6% for the quarter ended September 30, 2000 to 15.4% for the quarter ended September 30, 2001. Both the decrease in gross profit dollars and the increase in the gross profit percentage are primarily attributable to the loss of the Sam's Club distribution business discussed in Net Sales. This business earned a gross margin percentage significantly lower than our sales to other customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.5 million from $5.9 million for the quarter ended September 30, 2000 to $5.4 million for the quarter ended September 30, 2001. Selling, general and administrative expenses as a percentage of net sales increased from 14.8% for the quarter ended September 30, 2000 to 15.5% for the quarter ended September 30, 2001. Both the decrease in selling, general and administrative expense dollars and the increase in the selling, general and administrative expenses as a percentage of sales are primarily attributable to the fact that the Sam's Club distribution business did not incur the same level of selling, general and administrative expenses per sales dollar as our other customers.

     Loss from Operations. Loss from operations decreased by $83 thousand from $85 thousand for the quarter ended September 30, 2000 to $2 thousand for the quarter ended September 30, 2001. This decrease was attributable to the factors described above.

     Interest Expense. Interest expense was $0.7 million for the both the quarter ended September 30, 2000 and for the quarter ended September 30, 2001.

     Income tax benefit. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of goodwill.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net Sales. Net sales decreased by $46.1 million or 31.6% from $145.7 million for the nine months ended September 30, 2000 to $99.6 million for the nine months ended September 30, 2001. The decrease in net sales during the nine months was primarily due to the loss of a major customer (Sam's Club) that built and began using its own warehouse and distribution system in August 2000. Sam's Club accounted for approximately 33% of our total net sales for the nine months ended September 30, 2000.

     Gross Profit. Gross profit decreased by $1.5 million or 8.2% from $18.3 million for the nine months ended September 30, 2000 to $16.8 million for the nine months ended September 30, 2001. Gross profit as a percentage of net sales increased from 12.6% for the nine months ended September 30, 2000 to 16.9% for the nine months ended September 30, 2001. Both the decrease in gross profit dollars and the increase in the gross profit percentage are primarily attributable to the loss of the Sam's Club distribution business discussed in Net Sales. This business earned a gross margin percentage significantly lower than our sales to other customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.3 million from $16.9 million for the nine months ended September 30, 2000 to $15.6 million for the nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of net sales increased from 11.6% for the nine months ended September 30, 2000 to 15.7% for the nine months ended September 30, 2001. Both the decrease in selling, general and administrative expense dollars and the increase in the selling, general and administrative expenses as a percentage of sales are primarily attributable to the fact that the Sam's Club distribution business did not incur the same level of selling, general and administrative expenses per sales dollar as our other customers.

     Income from Operations. Income from operations decreased by $0.2 million from $1.4 million for the nine months ended September 30, 2000 to $1.2 million for the nine months ended September 30, 2001. This decrease is attributable to the factors discussed above.

     Other Income. Other Income increased to $2.3 million for the nine months ended September 30, 2001 from a negligible amount for the nine months ended September 30, 2000. This increase resulted from our recognition of the excess over book value of the estimated proceeds from an insurance policy that was carried on the Grogan's facility that was destroyed by a fire on October 13, 2000.

     Interest Expense. Interest expense was $2.0 million for the nine months ended September 30, 2000 as compared to $1.9 million for the nine months ended September 30, 2001.

     Income Tax Expense. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of goodwill amortization.

     Changes in Accounting Principles. During the year ended December 31, 2000, we changed our method of accounting for production parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon installation. The $141,000 cumulative effect of the change is included in the Consolidated Statement of Operations for the nine months ended September 30, 2000. The effect of the change on the nine months ended September 30, 2000, excluding the cumulative effect of change in accounting principle, was to increase net income by $58,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the nine months ended September 30, 2000 was $3.4 million. This amount was principally the result of a decrease in accounts payable and accrued expenses and other current liabilities, which was partially offset by depreciation and amortization and a decrease in accounts receivable. Cash provided by operating activities for the nine months ended September 30, 2001 was $0.9 million. The cash generated from operating activities was primarily the result of net income, depreciation and amortization and a decrease in income taxes receivable, which was partially offset by the non-cash nature of the change in accounting principle and increases in inventory and prepaid expenses and other current assets.

     Cash used in investing activities for the nine months ended September 30, 2000 was $1.6 million, which included the repurchase of our common stock and capital expenditures. Cash used in investing activities for the nine months ended September 30, 2001 was $0.2 million which related to capital expenditures which were partially offset by the collection of insurance policy proceeds.

     Cash provided by financing activities in the nine months ended September 30, 2000 was $4.0 million, principally affected by borrowings under our line of credit, which was partially offset by a decrease in the outstanding checks and principal payments under term debt and notes payable. Cash used in financing activities in the nine months ended September 30, 2001 was $1.0 million, primarily related to a decrease in our bank overdrafts and principal payments that were made under term debt and notes payable agreements. These were partially offset by borrowings under our line of credit.

     As of September 30, 2000 and 2001, we had $7.7 million and $5.6 million outstanding under the term debt and approximately $7.1 million and $6.4 million, respectively, in line of credit borrowings. We owed $6.5 million under the senior subordinated note, and approximately $2.7 million of junior subordinated debt. The interest on the senior subordinated note was 10% per annum for the nine months ended September 30, 2000. Under the terms of an amendment to the senior subordinated note, effective January 17, 2001, this interest rate was increased to 15% per annum. The incremental increase is accrued, compounded monthly and will be payable in full on June 30, 2003. The junior subordinated debt bears interest at an average rate of approximately 9.7% per annum. The term debt and line of credit agreement bear annual interest at either the bank's prime rate plus 1% (6.50% at September 30, 2001) or adjusted LIBOR plus 2.5%, at our option.

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

     Junior subordinated notes in the principal amount of $1.4 million, $0.2 million and $0.85 million were due on March 31, 2001, July 31, 2001 and September 30, 2001 respectively, but were not paid because of restrictions under the credit facilities. Payment on each of these notes will be made when such payment will not violate the covenants under our credit facilities. Under the terms of an inter-creditor subordination agreement, the junior subordinated debt holders are prohibited from exercising any remedy with respect to this debt until the lenders' obligations are paid in full; however, the interest rates of 9%, 6.35% and 8%, respectively, on each note increased by 2% per annum after their respective due dates.

     We believe that cash generated from operations and bank borrowings will be sufficient to fund our debt service (subject to the limitations on payments of the junior subordinated notes, as described in the preceding paragraph), working capital requirements and capital expenditures as currently contemplated for 2001 and 2002. However, our ability to fund our working capital requirements and capital expenditures will depend in large part on our ability to continue to comply with covenants in the credit facilities. Our ability to continue to comply with these covenants will depend on a number of factors, certain of which are beyond our control, including but not limited to, implementation of our business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on our future operating performance. No assurance can be given that we will remain in compliance with such covenants throughout the term of the credit facilities.

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

IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

     Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We will apply this statement to any acquisitions occurring after July 1, 2001.

     SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17, "Intangible Assets," establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Our intangible assets represent principally deferred financing costs and goodwill from businesses acquired. We are evaluating the new statement's provisions to assess the impact on its consolidated results of operations and financial position. We plan to adopt the new standard in fiscal year 2002 as required.

     SFAS No. 144 "Accounting for the Impairment and the Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30,"Reporting the Results of

Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. It retains the requirement in Opinion 30, however, to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are in the process of evaluating the impact that adoption of SFAS No. 144 may have on our financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

FORWARD LOOKING STATEMENTS

     We want to provide stockholders and investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains forward-looking information and describes our belief concerning future business conditions and our outlook based on currently available information. Whenever possible, we have identified these forward looking statements by words such as "believes," "estimates," "will depend" and similar expressions. These forward-looking statements are subject to risks and uncertainties that would cause our actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of our business strategy; our ability to replace the capacity of our Arlington, Kentucky facility; our ability to maximize the insurance recoveries related to the fire at our Arlington, Kentucky facility; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of changes in the valuation of the warrants with the put option on our net income and effective tax rate; our ability to raise additional capital; our ability to use our commercially reasonable efforts to refinance our senior subordinated debt by December 31, 2001 in accordance with our covenant to Banc One Capital Partners, LLC to do so; sensitivity to such factors as weather and raw material costs and the factors discussed above under the caption "Quantitative and Qualitative Disclosures About Market Risk." Readers are encouraged to review the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2000, and our current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. We assume no obligation to update the information contained in this Form 10-Q.

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

          None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          None.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.


          At the Annual Meeting of Stockholders of the Company held on August 1, 2001, the following matters were submitted to a vote of the stockholders:

               Election of Directors. Merrick M. Elfman, John T. Hanes and Steven M. Taslitz were reelected as directors of the Company.

               The following directors' terms of office continued after the Annual Meeting of Stockholders: Eric D. Becker, Brian Fleming, G. Cook Jordan, Jr., John A. Miller and Alan F. Sussna. In addition, on August 9, 2001, the Board of Directors appointed Franklin M. Roth as a director.

                               Tabulation of Votes


Matter                   For            Against   Withheld     Broker Non-Votes
--------------------------------------------------------------------------------
Director Election:

Merrick M. Elfman        4,978,634      0         10,665               0

John T. Hanes            4,979,134      0         10,165               0

Steven M. Taslitz        4,979,134      0         10,165               0

ITEM 5.  OTHER INFORMATION.

                In connection with a waiver and revisions of certain financial covenants under the senior subordinated note, we agreed, among other things, to obtain the approval of Banc One Capital Partners, LLC ("BOCP"), the holder of the senior subordinated note, prior to any renewal of the employment agreement with Alan
                F. Sussna, our chief executive officer, or the entering of a new employment agreement with him. We have reached an agreement in principle with Mr. Sussna with regard to an extension of his employment agreement, which will be submitted to BOCP for approval. If the approval of BOCP is obtained, the amended employment agreement will become effective as of March 16, 2002, immediately after the current agreement expires. If the approval of BOCP is not obtained, then Mr. Sussna's current employment agreement will terminate on March 15, 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits: The following are filed as Exhibits to this Quarterly Report on Form 10-Q:

                 Exhibit
                 Number            Description
                 ------------------------------

                 3(i) Certificate of Incorporation of the Company, including all amendments thereto (1)

                 3(ii)   By-Laws of the Company(2)

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


     Dated as of November 13, 2001

                                     ATLANTIC PREMIUM BRANDS, LTD.


                                       By:  /s/ Thomas M. Dalton
                                            ------------------------------------
                                            Thomas M. Dalton, Chief Financial
                                            Officer, Chief Operating Officer and
                                            Senior Vice President (On behalf of
                                            Registrant and as Chief Accounting
                                            Officer)

                                INDEX TO EXHIBITS


  Exhibit
  Number                           Description
  -------      ---------------------------------------------------------



   3(i) Certificate of Incorporation of the Company, including all amendments thereto (1)


   3(ii)       By-Laws of the Company (2)


  -----------------


  (1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

  (2) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.