Form 10-K
period 2001-12-31
ATLANTIC PREMIUM BRANDS LTD
filed 2002-03-29
CIK 912609

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

                                 YES |X| NO | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported closing price of the registrant's Common Stock on March 14, 2002: $16,768,634

      The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 14, 2002: 6,734,391.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.
================================================================================

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

      Our company, through our subsidiaries' operations in Texas, Louisiana and Oklahoma, processes, markets and distributes branded and unbranded food products for customers in a nineteen state region. Our subsidiaries are: Carlton Foods Corp. ("Carlton"), Grogan's Farm, Inc. ("Grogan's"), Potter Sausage Co. ("Potter"), Prefco Corp. ("Prefco"), and Richard's Cajun Foods Corp. ("Richard's").

      Through Carlton, we process a variety of smoked sausage products. Approximately 50% of the total volume processed is sold through Prefco under the Blue Ribbon(R) brand name. Approximately 13% of the total volume processed is sold through Potter under the J.C. Potter(R) brand name. Approximately 26% of the total volume processed reflects private label products processed for other regional sausage brands and retail grocery chains, or is sold by Carlton under the brand names Carlton and Country Boy(TM). These branded products are marketed on a regional basis, principally in south and west Texas.

      Through Prefco, we engage in the marketing and distribution of branded and unbranded meats to the retail grocery trade. We market and distribute our branded meat products under the brand name Blue Ribbon(R) and Blue Ribbon Texas Traditions. These products, which include ready to eat entrees, smoked sausages, bacon and packaged, sliced luncheon meats, account for approximately 29% of the sales of Prefco and are processed by Carlton as well as by third party contract processing companies. Blue Ribbon(R) is currently the best selling brand of bacon in the Houston market. In addition to marketing our own branded products, we are also a leading regional distributor of unbranded products including boxed beef, pork, chicken and related items.

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

                                CORPORATE HISTORY

      In September 1991, Maryland Beverage, L.P. (the "Partnership") was formed with our company and Strategic Investment Corporation ("Strategic"), a wholly owned subsidiary of T. Rowe Price Strategic Partners Fund, L.P., as its sole partners. In September 1993, our company was reincorporated in Delaware and adopted the name "Atlantic Beverage Company, Inc." In November 1993, in connection with our initial public offering, Strategic (whose only asset was its interest in the Partnership) merged with and into us.

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

      In October 1996, Grogan's Merger Corp. ("GMC"), our newly formed, wholly-owned subsidiary, acquired and merged with the distribution and processing business of Grogan's Sausage, Inc. and Grogan's Farm, Inc., respectively, based in Arlington, Kentucky. In February 2002, we sold substantially all of this subsidiary's assets which remained after the October 13, 2000 fire as discussed more fully in Note 16 to our Consolidated Financial Statements.

      In March 1998, our company and Potter, a newly-formed subsidiary, acquired substantially all of the assets of J.C. Potter Sausage Company, a branded food processing company based in Durant, Oklahoma.

      During the end of the fourth quarter of 1998 and the beginning of the first quarter of 1999, we completed the sale of substantially all the assets of our beverage division. We classified the beverage division's historic results of operations and the loss incurred upon the disposal of assets as a discontinued operation. As a result of the disposition of our beverage division, our operations now consist solely of the food businesses.

                                    INDUSTRY

      Following the disposition of our beverage division, our operations have consisted of two business segments: food processing and food distribution. Note 17 to our Consolidated Financial Statements provides summarized financial information by business segment for continuing operations for the last three fiscal years. We participate in these two segments of the food industry through our Carlton, Prefco, Richard's and Potter subsidiaries.

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

                                    PRODUCTS

      Through Prefco, we distribute a wide variety of unbranded, boxed meat products. We maintain an inventory of over 200 different stock keeping units of unbranded products, which include beef, turkey, pork and chicken. Products are stored in our refrigerated warehouses in Houston and are delivered on refrigerated vehicles to several hundred customers including chain and independent supermarkets and discount clubs. We purchase products from approximately ten meat packing companies. Purchases of the same products may be spread among several suppliers over the course of a year, and purchasing decisions are frequently driven by price and availability, both of which are likely to vary. Two suppliers accounted for approximately 15.9% and 10.7% of our boxed meat purchases during 2001 and 11.6% and 10.8% of such purchases during 2000. No other supplier accounted for more than 10% of such purchases during either year.

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

      In addition to processing product for Prefco, Carlton processes, markets and distributes its own branded smoked sausage products for the retail grocery trade. Carlton processes similar products on a private label basis for other branded food companies.

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

      One food distribution customer, Sam's Club Inc., accounted for approximately 30% of our total net sales during 2000 and 1.1% during 2001. Another customer accounted for 14% of our total net sales during 2001. No other customer accounted for more than 10% of total net sales during either year. On August 22, 2000, we announced the termination of our distribution arrangement with Sam's Club Inc. While Sam's Club Inc. accounted for a significant percentage of net sales in 2000 and prior years, the gross margin on sales to Sam's has been significantly lower than our sales to other customers.

                                ASSET MANAGEMENT

      Accounts Receivable. Sales are made almost exclusively on account, and accounts receivable typically average 15 to 20 days.

      Inventory. We maintain our inventory at our distribution and processing facilities operated by Prefco in Houston, Texas, by Carlton in New Braunfels, Texas, by Richard's in Church Point, Louisiana and by Potter in Durant, Oklahoma, and Malvern, Arkansas. We generally maintain an average of 7 to 9 days of inventory on hand, which reflects approximately 4 to 6 days of inventory at Prefco, approximately 10 to 12 days of inventory at Carlton, approximately 14 to 16 days of inventory at Richard's and approximately 12 to 14 days of inventory at Potter. We typically place purchase orders with our suppliers by telephone and by facsimile on a daily basis. Orders are placed both on an as-needed basis and on a scheduled basis in anticipation of future demand. Orders are usually filled within one to ten days, and products are transported to our warehouses by common carrier.

                                   COMPETITION

      Food Distribution. Through Prefco, we believe that we are the second largest of four major boxed meat distributors in the Houston market. Although this segment of the food industry is extremely competitive, we believe that we have generally succeeded in distinguishing ourselves through a high level of customer service.

      Food Processing. Through Potter, Prefco, Carlton and Richard's, we compete with several branded meat companies, and our brands compete with a wide variety of both regional and national brands. Among the competitive brands are Decker,
J. Bar B., Hilshire Farms, Hormel, Bryan, Bob Evans and Jimmy Dean. Our Carlton(TM) and Country Boy(TM) brands of smoked sausage are sold principally in the Dallas, San Antonio and Austin markets and currently have limited market share. The Company's Blue Ribbon(R) brand currently represents the best selling brand of bacon in the Houston market. Our packaged, sliced luncheon meats and entrees were introduced to the Houston market in 1995 and 1998, respectively, and currently have limited market share. Our Richard's(TM) and Richard's Cajun Favorites brands enjoy a strong regional share within their respective markets. Through Carlton and Potter, we process smoked sausage and meat products on a private label basis for other branded food companies and, on a limited basis, for supermarkets and restaurants. We believe that we enjoy a strong reputation for innovation and responsiveness in creating original recipes for these customers. We compete with a wide variety of processors, many of whom are significantly larger and may have greater processing capacity and capital.

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

                                    EMPLOYEES

      We currently have a total of approximately 497 employees, including five corporate employees, 55 employees at Prefco, 65 employees at Carlton, 93 employees at Richard's and 276 employees at Potter. In addition, we use temporary employees from time to time.

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

      Our production facilities and products are subject to numerous federal, state and local laws and regulations concerning among other things, health and safety matters, food processing, product labeling, advertising and the environment. There can be no assurance that we will be able to maintain compliance with existing laws or regulations or that we will be able to comply with any future laws or regulations. Our failure to comply with applicable laws and regulations would subject us to civil remedies, including withdrawal of the necessary United States Department of Agriculture approvals, inspection, fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which would have a material adverse affect on us.

      Consumer demand for our products is reduced when there are outbreaks of illness associated with meat or poultry products.

      The meat and poultry industries have recently been subject to increasing scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by foodborne pathogens such as E. coli, Salmonella and others which are found in raw and improperly cooked meat. Consumer demand for meat and poultry fluctuates as the result of such outbreaks of illness. Product recalls are sometimes required in the meat and poultry industries to withdraw contaminated products from the market. Product recalls would cause our expenses to be higher and the reduction in demand for our products would adversely affect our results of operations and financial condition.

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

      We purchase product from approximately ten meat packing companies. There can be no assurance that meat availability will be maintained at a sufficient level or that any of our suppliers will make timely delivery of their products to us. Failure to receive products in a timely manner for these or other reasons could have a material adverse effect on us. We do not have long-term contracts with our suppliers.

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

INVESTMENT RISK

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

ITEM 2. PROPERTIES

      Prefco. We lease a 20,000 square foot refrigerated warehouse in Houston. The lease for this facility expires in November 2002. In addition, Prefco also leases a 5,000 square foot office facility, the lease for which expires March 31, 2003.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is principally traded on the American Stock Exchange ("AMEX") under the symbol "ABR." The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by AMEX.

STOCK PRICES

                         High             Low
    2000

    1st Quarter          3 1/8           1 5/8

    2nd Quarter          3 1/8               2

    3rd Quarter         2 7/16           1 5/8

    4th Quarter          1 1/2             7/8

    2001

    1st Quarter          1 1/2          1 3/16

    2nd Quarter          1 1/2          1 1/16

    3rd Quarter          1 1/2           1 1/8

    4th Quarter          2 3/4           1 1/8

      As of March 14, 2002, there were approximately 150 shareholders of record of our common stock. We have not paid any cash dividends since our initial public offering. We anticipate that earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on the common stock will be paid in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial data is based on our consolidated financial statements. Our financial statements as of December 31, 2000 and 2001 and for each of the years in the three-year period ended December 31, 2001, including the notes thereto and the related report of KPMG LLP, independent certified public accountants, are included elsewhere in this Form 10-K.

      The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements contained elsewhere in this Form 10-K.

                                                                        (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                                                                  YEARS ENDED DECEMBER 31,
                                                              1997           1998           1999           2000          2001
                                                              ----           ----           ----           ----          ----
INCOME STATEMENT DATA
Net sales                                                  $ 151,204      $ 181,023      $ 196,998      $ 177,743      $134,589
Income (loss) from continuing operations                         434          1,820          1,261           (856)        1,784
Income (loss) from discontinued operations, including
    loss on disposal                                             (77)        (1,301)           (72)          (153)           --
Changes in accounting principles                                  --             --             --            141         1,402
Net income (loss)                                                357            324          1,189           (868)        3,186
Basic income (loss) per common share from continuing
    operations                                                  0.06           0.25           0.18          (0.13)         0.27
Diluted income (loss) per common share from continuing
    operations                                                  0.06           0.24           0.18          (0.13)         0.27
Diluted net income (loss) per common share                      0.05           0.04           0.17          (0.13)         0.47

BALANCE SHEET DATA

Total assets                                                  33,245         45,665         44,743         41,531        41,864

Long-term obligations                                          6,270         18,514         17,426         12,800         9,890

During the fourth quarter of 1998, we decided to dispose of our beverage division. This disposition was completed in 1999. The beverage division has been treated as a discontinued operation and prior years' financial statements have been restated.

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

         In order to acquire and operate our food businesses, we formed four new subsidiaries during 1996: Prefco Corp., Carlton Foods Corp., Richard's Cajun Foods Corp., and Grogan's Farm, Inc. In 1998, we formed a fifth new subsidiary, Potter Sausage Company, to acquire the business of J.C. Potter Sausage Company and affiliates. In 2002, we sold substantially all the assets of Grogan's that remained after the October 13, 2000 fire that destroyed the plant and equipment located in Arlington, Kentucky.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Net Sales. Net sales decreased by $43.1 million or 24.3% from $177.7 million for the year ended December 31, 2000 to $134.6 million for the year ended December 31, 2001. The decrease in net sales during the year was primarily due to the loss of a major customer (Sam's Club) that built and began using its own warehouse and distribution system in August 2000. Sam's Club accounted for approximately 30% of our total net sales for fiscal 2000 as compared to 1.1% of our total net sales during fiscal 2001.

         Gross Profit. Gross profit decreased by approximately $0.7 million or 2.8% from $24.7 million for the year ended December 31, 2000 to approximately $24.0 million for the year ended December 31, 2001. Gross profit as a percentage of net sales increased from 13.9% for the year ended December 31, 2000 to 17.8% for the year ended December 31, 2001. Both the decrease in gross profit dollars and the increase in the gross profit percentage margin are primarily attributable to the loss of the Sam's Club distribution business discussed in Net Sales. That business earned a gross margin percentage significantly lower than our sales to other customers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.4 million or 1.8% from $22.7 million for the year ended December 31, 2000 to $22.3 million for the year ended December 31, 2001. This decrease reflects a reduction in our costs resulting from the loss of the Sam's Club distribution business discussed in Net Sales. This cost reduction was offset by higher salaries and benefits, and a $1 million goodwill adjustment resulting from our decision to dispose of the Grogan's business after the fire. As a percentage of net sales, selling, general and administrative expenses increased from 12.8% for the year ended December 31, 2000 to 16.6% for the year ended December 31, 2001. In addition to the specific items discussed above, this increase was partially attributable to the fact that the Sam's Club distribution business did not incur the same level of selling, general and administrative expenses per sales dollar as our other customers.

         Income from Operations. Income from operations decreased $0.3 million from $2.0 million for the year ended December 31, 2000 to $1.7 million for the year ended December 31, 2001. This decrease is attributable to factors discussed above.

         Interest Expense. Interest expense decreased $0.4 million from $2.8 million for the year ended December 31, 2000 to $2.4 million for the year ended December 31, 2001. This decrease was primarily due to a decrease in our cost of variable-rate borrowings and the related outstanding balances.

         We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition. Commencing on January 1, 2001 we are required to mark-to-market the estimated fair value of the put option. Any change to such value is charged or credited to earnings as a fair value adjustment to put warrants. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the year ended December 31, 2001, we recorded additional expense of $0.3 million as a fair value adjustment to put warrants.

         Other Income. Other income increased by $4.8 million to $4.8 million for the year ended December 31, 2001. On October 13, 2000, the Grogan's manufacturing plant located in Arlington, Kentucky was totally destroyed by fire and the impacted assets net book value of $1.2 million was written off. At December 31, 2000, we recorded a $1.4 million receivable from the insurance carrier for the net book value of the plant and equipment destroyed plus other related costs incurred. During fiscal 2001, the insurance settlement on the building and equipment destroyed in the fire was finalized at $6.8 million and the Company recorded a pretax gain, net of additional costs incurred, in the amount of $4.8 million.

         Income (Loss) from Continuing Operations before Income Taxes. Income
(loss) from continuing operations before income taxes increased $4.5 million from a loss of $(0.7 million) for the year ended December 31, 2000 to income of $3.8 million for the year ended December 31, 2001. This increase is attributable to the factors discussed above.

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

         Gross Profit. Gross profit decreased by approximately $1.5 million or 5.7% from $26.2 million for the year ended December 31, 1999 to approximately $24.7 million for the year ended December 31, 2000. Gross profit as a percentage of net sales increased from 13.3% for the year ended December 31, 1999 to 13.9% for the year ended December 31, 2000. Both the decrease in gross profit dollars and the increase in the gross profit percentage margin are primarily attributable to the loss of the Sam's Club distribution business discussed in Net Sales. That business earned a gross margin percentage significantly lower than our sales to other customers. The decrease in gross profit dollars also reflects the increase in the prices of certain of our raw materials over those paid in fiscal 1999 for both the food processing segment and the food distribution segment. Pork prices have a significant impact on our cost of goods sold and higher pork prices in fiscal 2000 negatively impacted gross profit as compared to 1999.

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

         Income (Loss) from Continuing Operations. Income (loss) from continuing operations decreased from $2.3 million for the year ended December 31, 1999 to a loss of $(0.7 million) for the year ended December 31, 2000. This decrease is attributable to the factors discussed above.

         Income Taxes. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of a portion of the goodwill amortization.

CHANGES IN ACCOUNTING PRINCIPLES

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the year ended December 31, 1999 was $5.0 million. This amount was principally the result of income from continuing operations, depreciation and amortization, an increase in accounts payable and a decrease in accounts receivable. This was partially offset by an increase in inventory and a decrease in accrued expenses. Net cash used in operating activities for the year ended December 31, 2000 was $1.3 million. This was principally the result of a loss from continuing operations and a decrease in accounts payable that was partially offset by depreciation and amortization and a decrease in accounts receivable. Net cash provided by operating activities for the year ended December 31, 2001 was $4.9 million. This amount was principally the result of net income, depreciation and amortization and a non-cash adjustment to goodwill. This was partially offset by an increase in prepaid expenses and other current assets and the non-cash change in accounting principle to record the put warrants at fair value.

         Cash used in investing activities for the years ended December 31, 1999, 2000 and 2001 was $1.9 million, $1.7 million and $1.6 million, respectively, which was primarily related to capital expenditures.

         Cash used in financing activities in the year ended December 31, 1999 was $4.1 million, principally affected by the payments of term debt and notes payable under the line of credit, the repurchase of our common stock and a decrease in the bank overdraft. Cash provided by financing activities in the year ended December 31, 2000 was $2.0 million, principally affected by borrowings under the line of credit which were partially offset by the payments of term debt and the repurchase of our common stock. Cash used in financing activities in the year ended December 31, 2001 was $3.7 million, principally affected by the payments of term debt and other notes payable, and a decrease in the bank overdraft.

         In the first quarter of 1998, we borrowed approximately $6.5 million in senior subordinated debt ("Senior Subordinated Note") from Banc One Capital Partners, LLC ("BOCP"). In connection with this Senior Subordinated Note we issued detachable common stock warrants with a put option. We also refinanced our line of credit and term debt ("Fleet Facility") through Fleet Capital ("Fleet").

         As of December 31, 2000 and 2001, we had outstanding under the Fleet Facility approximately $7.2 million and $4.9 million, respectively, in term debt and approximately $5.1 million and $5.0 million, respectively, in line-of-credit borrowings. The Company owed $6.5 million to BOCP and Sterling BOCP, LLC, an entity owned by some of our directors, officers and 5% shareholders, under the Senior Subordinated Note, and approximately $2.7 million of subordinated debt to former owners of Prefco, Richard's, Grogan's and Partin's. The interest on the Senior Subordinated Note was 10% per annum for the years ended December 31, 1999 and 2000. Under the terms of an amendment to the Senior Subordinated Note dated April 13, 2001 and effective January 17, 2001, this interest rate was increased to 15% per annum. The incremental increase of 5% is accrued, compounded monthly and payable in full on June 30, 2003. The subordinated debt owed to former owners bears interest at an average rate of approximately 9.7% per annum. The term debt and line of credit agreement under the Fleet Facility bear annual interest at either the bank's prime rate plus 1% (9.75% and 5.75% at December 31, 2000 and 2001, respectively) or adjusted LIBOR plus 2.5%, at our option.

         In 2002 we received $5 million as part of the Grogan's fire insurance settlement. These monies will be used to pay the federal and state taxes and other expenses associated with the settlement and the remainder will be applied to the Fleet Facility.

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

         During fiscal year 2000, we were in violation of some of the financial ratios we are required to maintain under the terms of the Fleet Facility and the Senior Subordinated Note. Both Fleet and BOCP waived the non-compliance and revised our financial covenants. As conditions to the waiver by BOCP, and the revision to our financial covenants, we agreed to continue the default rate of interest (effective as of January 17, 2001 and payable as described above) of 15% per annum, which went into effect when we violated the financial covenants, to obtain the approval of BOCP prior to any renewal of the employment agreement with our chief executive officer, to terminate our management agreement with Sterling Advisors, and to use commercially reasonable efforts, subject to our board of directors' fiduciary duties, to obtain replacement financing for the Senior Subordinated Note. In addition, Sterling BOCP, LLC purchased 10% of BOCP's interest in the Senior Subordinated Note and the related warrants with a put option. Subsequently, as part of BOCP's release of security interests in the assets of Grogan's in February, 2002, BOCP agreed to amend its warrants with the put option to provide that BOCP's warrants expire if we obtain BOCP's replacement financing for the Senior Subordinated Note prior to September 30, 2002.

         A junior subordinated note to a former owner in the principal amount of $1.4 million was due on March 31, 2001, but was not paid because of restrictions under the Fleet Facility and the Senior Subordinated Note. Two additional junior subordinated notes to former owners, one in the amount of $0.9 million and another in the amount of $0.2 million, became due on July 31, 2001 and September 30, 2001, respectively. Payment on each of these notes will be made when such payment will not violate the covenants under our credit facilities. Under the terms of an inter-creditor subordination agreement, the former owners are prohibited from exercising any remedy with respect to this debt until the Fleet Facility and the Senior Subordinated Note obligations are paid in full; however, the interest rates of 9%, 6.35% and 8%, respectively, on each note increased by 2% per annum after its due date because the principal was not paid.

         We believe that cash generated from operations and bank borrowings will be sufficient to fund our debt service, working capital requirements and capital expenditures as currently contemplated for 2002. However, our ability to fund our working capital requirements and capital expenditures will depend in large part on our ability to continue to comply with debt covenants. Our ability to continue to comply with these covenants will depend on a number of factors, certain of which are beyond our control, including but not limited to, implementation of our business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on our future operating performance. No assurance can be given that we will remain in compliance with such covenants throughout the term of both the Fleet Facility and the Senior Subordinated Note.

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

         We are a purchaser of pork and other meat products. We buy pork and other meat products based upon market prices that are established with the vendor as part of the purchase process. The operating results of our Company are significantly impacted by pork prices. We do not use commodity financial instruments to hedge pork and other meat product prices.

         Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. We do not use, and have not in the past year used, any derivative financial instruments relating to the risk associated with changes in interest rates.

         We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition. Commencing on January 1, 2001 we are required to mark-to-market the estimated fair value of the put option. Any change to such value is charged or credited to earnings as a fair value adjustment to put warrants. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model.

         We are exposed to credit risk on certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

         On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         Our critical accounting policies are as follows:

         -        valuation of accounts receivable;

         -        valuation of inventories;

         -        valuation of the warrants with a put option;

         -        accounting for income taxes; and

         -        valuation of long-lived, intangible assets and goodwill.

VALUATION OF ACCOUNTS RECEIVABLE.

          We must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse impact on the collectibility of our accounts receivable and future operating results. Our accounts receivable balance was $7.2 million, net of allowance for doubtful accounts of $0.2 million, as of December 31, 2001.

VALUATION OF INVENTORIES.

         We must make estimates as to the amount of the obsolete or excess inventory. We specifically analyze historical write-offs, the age and condition of the inventory, and current economic trends when assessing the valuation of inventory. Significant management judgments and estimates must be made and used in connection with valuing these inventories in any accounting period. Material differences may result in the amount and timing of our expenses for any period if we made different judgments or utilized different assumptions.

VALUATION OF THE WARRANTS WITH A PUT OPTION.

         We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition. Commencing on January 1, 2001 we are required to mark-to-market the estimated fair value of the put option. Any change to such value is charged or credited to earnings as a fair value adjustment to put warrants. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. Fluctuations in the assumptions of the Black-Scholes option pricing model can result in significant fluctuations in profit or loss. Such assumptions include the risk free interest rate, time to maturity and the standard deviation of the company's stock price. During the year ended December 31, 2001, we recorded additional expense of $0.3 million as a fair value adjustment to the put warrants.

ACCOUNTING FOR INCOME TAXES.

         As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In the event that actual results differ from our estimates of future taxable income or we adjust those estimates in future periods, we may need to revise the valuation allowance which could materially impact our financial position and results of operations.

VALUATION OF LONG-LIVED ASSETS, INTANGIBLE ASSETS AND GOODWILL.

         We assess the potential impairment of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

         - significant underperformance relative to expected historical or projected future operating results;

         - significant changes in the manner of our use of the acquired assets or the strategy for our overall business and;

         -        significant negative long term industry or economic trends.

When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Net long-lived assets, intangible assets and goodwill amounted to $22.8 million as of December 31, 2001.

         In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $11.4 million of goodwill. We had recorded approximately $0.4 million of amortization of this goodwill during 2001 and would have recorded approximately $0.4 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002.

         We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

RELATED PARTY TRANSACTIONS

         In connection with the amendment dated April 13, 2001 to the Senior Subordinated Note, Sterling BOCP, LLC, an entity owned by certain directors and stockholders of the Company, purchased a 10% interest in the Senior Subordinated Note, including a corresponding 10% interest in the detachable put warrants which were issued in connection with the Senior Subordinated Note.

COMMERCIAL COMMITMENTS

         The future maturities of long-term debt as of December 31, 2001, are as follows:

2002                                                             $ 5,127
2003                                                               5,264
2004                                                               3,896
2005                                                               1,061
                                                                 -------
                                                                 $15,348
                                                                 =======


As of December 31, 2001, future minimum lease payments under operating leases are as follows:

2002                                                          $  955
2003                                                             165
2004                                                             100
2005                                                              23
2006 and thereafter                                               -
                                                              ------
                                                              $1,243
                                                              ======

We have issued letters of credit totaling $0.5 million, all of which expire in less than 1 year, all in the ordinary course of business to various vendors and regulatory agencies. These letters of credit are routinely renewed upon expiration.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

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

         SFAS No. 144, "Accounting for the Impairment and the Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

FORWARD LOOKING STATEMENTS

         We want to provide stockholders and investors with meaningful and useful information. Therefore, this Annual Report on Form 10-K contains forward-looking information and describes our belief concerning future business conditions and our outlook based on currently available information. Whenever possible, we have identified these forward looking statements by words such as "believe," "expect," "will depend" and similar expressions. These forward-looking statements are subject to risks and uncertainties that would cause our actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of our business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the warrants with the put option on our net income and effective tax rate; our ability to raise additional capital; sensitivity to such factors as weather and raw material costs and the factors discussed above under the caption "Quantitative and Qualitative Disclosures About Market Risk." Readers are encouraged to review information in Item 1 under the heading "Risk Factors" and our Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. We assume no obligation to update the information contained in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See discussion under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our 2001 Financial Statements and the related Report of Independent Auditors are set forth on pages F-1 through F-21 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

CLASS III -- DIRECTORS TO BE ELECTED AT THE 2002 ANNUAL MEETING:

      John A. Miller. Mr. Miller, age 48, has served as a director of our company since September 1993 and is currently a member of the Audit Committee and the Compensation Committee. Mr. Miller has served as President of North American Paper Company since 1988. Mr. Miller has been a director of Network Services Inc. since 1991, where he is a member of the Compensation Committee and Audit Committee, and he has been a director of the Becker Group, Ltd., a privately-held company in the mall decorations business ("Becker Group"), since 1998.

      Franklin M. Roth. Franklin M. Roth, age 60, was elected to our board of directors in August 2001. Mr. Roth was employed by Blue Ribbon Packing Co. in Houston, Texas, for 23 years. In 1986, Mr. Roth resigned as executive vice president of Blue Ribbon Packing Co. to become founder and president of Prefco Inc., a meat distribution company in Houston. In 1996, Mr. Roth was appointed president of Prefco. Corp. in connection with our acquisition of Prefco, Inc.

      Alan F. Sussna. Mr. Sussna, age 45, has served as a director, President and Chief Executive Officer of our company since March 1996. From 1991 through 1995, Mr. Sussna was a director of Bain & Company, a consulting firm. Through his association with Bain & Company and as a partner in the consulting firm of McKinsey & Company, he has opened offices as well as led those firms' Consumer Goods practices. In 1999, Mr. Sussna was elected to the board of directors of StartSampling, Inc. In 2000, Mr. Sussna was elected to the board of directors of Opto-Lynx, an Indiana based high technology start-up. Mr. Sussna has also held industry positions as Executive Vice President -- Sales and Marketing for Jim Beam Brands and in product management at Frito-Lay, Inc.

CLASS I -- DIRECTORS SERVING UNTIL 2003 ANNUAL MEETING:

      Eric D. Becker. Mr. Becker, age 38, served as Chairman of our company from September 1993 through July 1996, and he has been a director since 1991, the year our Company's business was purchased from a predecessor. Mr. Becker is also a co-founder and Managing Principal of Sterling Capital, Ltd., a private investment firm which was founded in 1984 ("Sterling Capital"), and since 1984, Mr. Becker has also been Chairman and Vice President of Sterling Group, Inc., an affiliate of Sterling Capital ("Sterling Group"). Mr. Becker is also Chairman of Becker Group. Mr. Becker has also been a Principal of Sterling Advisors, LP ("Sterling Advisors") since 1984 and Managing Principal of Sterling Venture Partners since 1999. Additionally, Mr. Becker currently serves as a director and member of the compensation committee of Argent Trading, a venture backed private company.

      Brian Fleming. Mr. Fleming, age 56, has served as a director of our company since December 1997 and is currently a member of the Compensation Committee. Mr. Fleming is Vice Chairman of Knauss Foods, a privately-held processor of meat products specializing in dried beef and meat snacks, a position he has held since June 2001. From 1998 to 2001, Mr. Fleming was the President of Knauss Foods. Prior to 1998, Mr. Fleming was the President and Chief Operating Officer of Knauss Snack Food Company, a privately-held meat snack company. Mr. Fleming is presently a director of The Decal Source, which designs and distributes decals for use in Nascar motor sports, a position he has held since 1998.

      G. Cook Jordan, Jr. Mr. Jordan, age 50, has served as a director of our company since September 1993 and he is a member of the Audit Committee and the Compensation Committee. Mr. Jordan is a co-founder and managing principal of Jordan, Knauff & Company, a private investment bank. From 1998 to 1999, Mr. Jordan was a general partner at CID Equity Partners, a venture capital investment fund. From 1996 through 1998, Mr. Jordan was a principal at C3 Holdings, LLC, a private investment firm. From 1988 through 1996, Mr. Jordan served as a Manager of Allstate Venture Capital, which was affiliated with Allstate Insurance Company. Mr. Jordan has also been a director at Day's Molding and Machinery, a plastic injection molder, since 1998, and he was a director at ACR Systems, Inc., a systems developer, from 1997 to 2001.

CLASS II -- DIRECTORS SERVING UNTIL 2004 ANNUAL MEETING:

      Merrick M. Elfman. Mr. Elfman, age 43, is Chairman of our company, a position he has held since July 1996, and he has been a director of our company since 1993. Mr. Elfman has been Chairman of Ecom Group, Inc., a privately-held distributor of specialty lighting products ("Ecom"), since 1998. He is also a Managing Partner of Sterling Capital Partners L.P., a private investment firm with which he has been involved since 1987.

      John T. Hanes. Mr. Hanes, age 65, has served as a director of our company since December 1997 and is a member of the Audit Committee. From 1994 to the present, Mr. Hanes has served as President of The John T. Hanes Company, a management consulting firm, and he has been a director of Premier Valley Foods, a privately-held processor and marketer of the DelMonte brand of dried fruits, since 1998. From 1991 to 1994, Mr. Hanes served as the Chairman and President of Doskocil Companies/Wilson Foods Corporation, Incorporated, a publicly-held processor of pizza and other processed meat products, and he retired as its Chief Executive Officer.

      Steven M. Taslitz. Mr. Taslitz, age 43, has served as a director of our company since 1991. Mr. Taslitz is a co-founder and Managing Principal of Sterling Capital and Sterling Group, as well as a partner of Sterling Advisors. He has served as the President of Sterling Group since 1984. Mr. Taslitz is a director of Ecom and Becker Group.

EXECUTIVE OFFICERS

      In addition to Merrick M. Elfman, Alan F. Sussna and Franklin M. Roth, whose biographies are listed in the directors section above, our company has the following two executive officers:

      Thomas M. Dalton. Mr. Dalton, age 52, has served our company as Chief Financial Officer and Senior Vice President since April 1998. In March 2001, he was also elected to the additional position of Chief Operating Officer. From 1994 through 1998, Mr. Dalton served as a director, Chief Executive Officer and Chief Financial Officer of SNA Inc., a food processing and distribution company, and he has been a director of Duo-Fast Corporation, a privately-held processor and distributor of tools and fasteners since 1997. Mr. Dalton also served as a director, Executive Vice President and Chief Financial Officer of the Richelieu Group, a privately-held company with nine operating subsidiaries in food processing and distribution from 1985 to 1993.

      Steven E. Englander. Mr. Englander, age 46, has served as our Senior Vice President - Marketing since August 1998. Prior to his employment with our company, Mr. Englander was Vice President of Marketing with Morningstar Foods, a position he held from September 1995 through March 1998. From September 1991 through June 1995, he was Vice President of Marketing and Sales at Eagle Snacks, a division of Anheuser Busch.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the 1934 Act requires our officers, directors and certain beneficial holders of our common stock to file reports about their beneficial ownership of our common stock. Specific due dates for these reports have been established and we are required to disclose in this Form 10-K any failure to file by these dates during 2001. All of these filing requirements were timely satisfied, except Mr. Miller failed to timely report four transactions and Mr. Taslitz failed to timely report one transaction. In making these disclosures, we have relied solely upon written representations of our directors and executive officers and copies of the reports they filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth annual and long-term compensation for the fiscal years ended December 31, 1999, 2000 and 2001 for services in all capacities to our company of (i) our chairman, (ii) our chief executive officer, and (iii) our next three most highly compensated executive officers (collectively, the "Named Officers"). No other executive officer of our company received total annual salary and bonus in excess of $100,000 during 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                         ANNUAL COMPENSATION           COMPENSATION
                                                -----------------------------------    ------------
                                                                                        SECURITIES     ALL OTHER
                                                                                         UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION                     YEAR        SALARY($)      BONUS($)      OPTIONS(#)      ($)(2)
----------------------------------              ----        ---------      --------    ------------   ------------
Merrick M. Elfman,                              2001         120,000             --        19,000            --
Chairman (1)                                    2000          25,385         42,500        10,000            --
                                                1999              --             --        15,000            --

Alan F. Sussna,                                 2001         364,820             --            --        44,100
President and Chief Executive                   2000         348,007        100,000            --        44,250
Officer                                         1999         335,394        145,500            --        40,523

Thomas M. Dalton, Senior Vice                   2001         183,171             --       120,000        24,837
President, Chief Operating Officer              2000         172,048         50,000            --        23,625
and Chief Financial Officer                     1999         159,808         33,750       125,000        20,854

Steven E. Englander,                            2001         118,373         20,000            --        15,911
Senior Vice President - Marketing               2000         112,144          6,500            --        15,724
                                                1999         106,999         10,000            --        14,060

Franklin M. Roth,                               2001         168,980         65,000            --        11,441
President of Prefco Corp. and                   2000         154,348         77,352        25,000        15,066
Director of our company                         1999         151,719         68,906        25,000        15,826

----------
(1) Effective October 1, 2000, we entered into an employment agreement with Mr. Elfman pursuant to which Mr. Elfman is compensated for his services. Prior to October 1, 2000, Mr. Elfman was a non-employee director and was compensated for his services as director and chairman in the same manner as other non-employee directors.

(2) These amounts represent $1,523, $5,250 and $5,100 contributed by us in 1999, 2000 and 2001 respectively, to our 401(k) Plan on behalf of Mr. Sussna; $39,000, $39,000 and $39,000 paid to Mr. Sussna in 1999, 2000 and
      2001, respectively, as an allowance for transportation costs and health related benefits; $18,000, $19,500 and $19,500 paid to Mr. Dalton in 1999, 2000 and 2001, respectively, as an allowance for transportation costs and health related benefits; $12,000, $12,000 and $12,000 paid to Mr. Englander in 1999, 2000 and 2001, respectively, as an allowance for transportation costs and health related benefits; $11,862, $10,556 and $6,592 paid to Mr. Roth in 1999, 2000 and 2001, respectively, as an allowance for transportation costs and health related benefits; $2,854, $2,060 and $3,964 contributed by us in 1999 to our 401(k) Plan on behalf of Mr. Dalton, Mr. Englander and Mr. Roth, respectively; $4,125, $3,724 and $4,510 contributed by us in 2000 to our 401(k) Plan on behalf of Mr. Dalton, Mr. Englander and Mr. Roth, respectively; and $5,337, $3,911 and $4,849 contributed by us in 2001 to our 401(k) Plan on behalf of Mr. Dalton, Mr. Englander and Mr. Roth, respectively.

OPTION GRANTS

      The following table sets forth certain information concerning option grants to the Named Officers during 2001:

                              OPTION GRANTS IN 2001

                                                                                                              POTENTIAL REALIZABLE
                                                                                                                 VALUE AT ASSUMED
                                                                                                              ANNUAL RATES OF STOCK
                                                                                                             PRICE APPRECIATION FOR
                                       INDIVIDUAL GRANTS                                                           OPTION TERM
---------------------------------------------------------------------------------------------------          -----------------------

                                                       PERCENT OF
                                                      TOTAL OPTIONS
                                    NUMBER OF           GRANTED TO
                                   SECURITIES          EMPLOYEES IN      EXERCISE
         NAME AND                  UNDERLYING             FISCAL          PRICE(5)       EXPIRATION            5%             10%
    PRINCIPAL POSITION           OPTIONS GRANTED          YEAR(4)          ($/SH)           DATE               ($)            ($)
---------------------------      ---------------      -------------      ---------       ----------         --------        --------
Merrick M. Elfman,                   10,000(1)              6.9%            0.875          1/01/11          $  5,503        $ 13,945
Chairman                              9,000(2)             6.21%             1.33          5/10/11          $  7,527        $ 19,077

Thomas M. Dalton,                   120,000(3)            82.76%             1.33          3/22/11          $100,368        $254,364
Chief Financial Officer and
Chief Operating Officer

----------
(1) These options vest 2,500 each quarter so long as the holder remains a director of our company. As a result, by December 31 of the year in which they were granted, all 10,000 of theses options are exercisable.

(2) These options vest one-fourth at the end of each calendar quarter in the year in which they were granted so long as the holder remains a director of our company. As a result, by December 31 of the year in which they were granted, all of these options are exercisable.

(3)   These options are immediately exercisable.

(4)   Based on 145,000 options granted to all of our employees.

(5)   Based on the market price on the date of grant.

      There were no option exercises by our Named Officers in 2001. Shown below is information with respect to outstanding options held by our Named Officers as of December 31, 2001. All options reflected in the chart below were granted under our Option Plan.

                     AGGREGATED 2001 YEAR-END OPTION VALUES

                                         NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED                IN-THE-MONEY
                                         OPTIONS AT 12/31/01              OPTIONS AT 12/31/01
             NAME                     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE (1)
      -------------------             -------------------------      -----------------------------
       Merrick M. Elfman                      103,500/0                        $61,568/$0

        Alan F. Sussna                     500,000/250,000                    $225,000/$0

       Thomas M. Dalton                       320,000/0                       $128,400/$0

      Steven E. Englander                   30,000/15,000                    $4,312/$4,406

       Franklin M. Roth                        75,000/0                        $20,000/$0

----------
(1) Based on the closing price of $2.40 per share of our Common Stock on December 31, 2001, as reported by the American Stock Exchange.

DIRECTORS' FEES

      Under our option plan, non-employee directors receive options to purchase 10,000 shares of common stock on January 1 of each year. In addition, in 2001, the members of our Audit Committee each received options to purchase 1,500 shares, the members of our Compensation Committee each received options to purchase 2,500 shares and the members of our Executive Committee each received options to purchase 9,000 shares. On October 1, 2000, we entered into an employment agreement with our chairman, Merrick M. Elfman. Mr. Elfman's compensation for his services as chairman pursuant to this agreement are included above in the "Summary Compensation Table" and a description of the material terms of this agreement are set forth below.

EMPLOYMENT AGREEMENTS

      We have employment agreements with the following Named Officers: Mr. Elfman, Mr. Sussna, Mr. Dalton and Mr. Englander.

      Mr. Elfman's employment agreement is currently in effect until April 30, 2003, and extends for additional one year periods thereafter, unless terminated by written notice given by either party to the other three months prior to each April 30th. The employment agreement provides for a signing bonus of $42,500 which was paid upon execution of the employment agreement in October 2000, and a salary of $115,000 per year, which increases by 5% on May 1 of each year, beginning May 1, 2002. If Mr. Elfman's employment terminates for any reason prior to a scheduled expiration date, we remain obligated to pay all amounts and provide all benefits provided for in his employment agreement through the scheduled expiration date. In addition, all amounts due under Mr. Elfman's employment agreement will be immediately due in the event that our company is sold, whether through a change of control or a sale of substantially all of our assets, or we are taken private.

      Mr. Sussna's employment agreement remains in effect until terminated by either party and provides for base compensation of $367,593 and eligibility to receive a bonus of up to 50% of base compensation to be determined by the Compensation Committee of the Board of Directors based on standards and criteria they establish. If Mr. Sussna's employment is terminated either (1) by us without cause, or (2) by the executive due to a reduction in responsibility without his consent, a reduction in his base salary, relocation of his office from Chicago, Illinois, our failure to comply with the terms of the employment agreement, or certain changes of control of our company, then the executive will receive $183,796.50 payable over six months in accordance with our payroll policies (the "Termination Payment"), the annual bonus to which the executive would have been entitled but for the termination, and continued employee benefits for the maximum period permitted by law. These separation benefits are also triggered if the aggregate beneficial ownership of the following individuals is reduced to less than 15% of the number of shares of common stock outstanding: Douglas L. Becker, Eric D. Becker, Merrick M. Elfman, Bruce L. Goldman, Rudolf Christopher Hoehn-Saric and Steven M. Taslitz, as well as their spouses and dependent children or trusts established for their benefit (a "Stockholder Exit"). In addition, Mr. Sussna's employment agreement provides that if there is a change of control of our company during the term of Mr. Sussna's employment with us, or within 120 days after a termination by us without cause, then Mr. Sussna shall receive $367,593, less any amounts already received pursuant to the Termination Payment.

      Mr. Dalton's employment agreement is currently in effect until April 6, 2003, and extends for additional one year periods unless terminated by written notice given by either party to the other six months prior to April 5 of each year. Pursuant to the employment agreement, Mr. Dalton's base compensation is subject to normal cost of living increases, as well as those increases permitted by our Compensation Committee. Mr. Dalton's employment agreement provides that if his employment is terminated either (1) by us without cause, or (2) by the executive due to a reduction in responsibility without his consent, a reduction in his base salary, relocation of his office from Chicago, Illinois, our failure to comply with the terms of the employment agreement, certain changes of control of our company or a Stockholder Exit, then Mr. Dalton will receive his full base salary, the annual bonus to which the executive would have been entitled but for the termination, and continued employee benefits for the maximum period permitted by law.

      Mr. Englander's employment agreement may be terminated by Mr. Englander or us at any time, subject in some circumstances to our obligation to pay Mr. Englander's compensation for a period of up to six months after the termination, which period depends upon the reason for the termination and the duration of Mr. Englander's employment with us prior to termination. The employment agreement provides for Mr. Englander's base compensation, which is subject to normal cost of living increases, and an annual bonus of up to 30% of his base salary, 50% of which will be based on our overall performance and 50% of which will be based upon management objectives described by our chief executive officer on an annual basis.

      The employment agreements for Mr. Sussna, Mr. Dalton, Mr. Elfman and Mr. Englander also contain certain non-competition and confidentiality provisions pursuant to which they agree not to compete with our company for a period of two years following termination of their employment with us, nor will they solicit for employment any director, stockholder or certain employees of our company during such period (except for Mr. Sussna, who may not solicit such persons for three years). The employment agreements also provide that Mr. Sussna, Mr. Dalton, Mr. Elfman and Mr. Englander will not disclose any confidential information concerning our company and our business to any other person or entity except as may be required by law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the ownership of our common stock as of March 14, 2002, by each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, each director of our company, each Named Officer, and all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission, the "SEC", by such persons or upon information otherwise provided by such persons to us.

                                                            SHARES BENEFICIALLY
                 NAMES OF BENEFICIAL OWNERS                        OWNED(1)        PERCENTAGE OWNED
    ----------------------------------------------------    -------------------    ----------------
    Douglas L. Becker ..................................          405,957(2)             6.00%
    Eric D. Becker .....................................          518,457(3)             7.59%
    Merrick M. Elfman ..................................          560,359(4)             8.19%
    Philip L. Glass ....................................          424,268(5)             6.30%
    Bruce L. Goldman ...................................          647,076(6)             9.61%
    Rudolf Christopher Hoehn-Saric .....................          436,699(7)             6.46%
    Alan F. Sussna .....................................          730,215(8)            10.09%
    Steven M. Taslitz ..................................          592,629(9)             8.59%
    Thomas M. Dalton ...................................          382,438(10)            5.42%
    Steven Englander ...................................           40,559(11)               *
    Brian T. Fleming ...................................           60,500(12)               *
    John T. Hanes ......................................           57,900(13)               *
    G. Cook Jordan, Jr. ................................          105,607(14)            1.55%
    John A. Miller .....................................          224,905(15)            3.30%
    Franklin M. Roth ...................................          173,000(16)            2.54%
    All directors and executive officers as a group
    (11 persons) .......................................        3,446,569(17)           41.67%

----------
*Less than one percent

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

(3) Includes 392,293 shares held by Mr. Becker's wife and 92,500 shares underlying currently exercisable options or options exercisable within 60 days. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(4) Includes 106,000 shares underlying currently exercisable options or options exercisable within 60 days. Of the remaining 454,359 shares, 433,805 are held by Mr. Elfman and his wife jointly. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(5) Includes 145,740 shares held by the Glass International Ltd. Profit Sharing Plan and Trust dated July 1, 1983 (the "Trust"). Mr. Glass and his wife, Ellen V. Glass, are co-trustees and also the beneficiaries of the Trust. The remaining 278,528 shares are held by Mr. Glass and his wife jointly, either as joint tenants or tenants in common. The address for this shareholder is 20 N. Wacker, #3400, Chicago, IL 60606-3102.

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

(8) Includes 175,528 shares held by Mr. Sussna as trustee of the Alan F. Sussna Trust and 9,803 shares held by Mr. Sussna's wife, Brenda B. Sussna, as trustee of the Brenda B. Sussna Trust. Mr. Sussna disclaims beneficial ownership of all 9,803 shares held by his wife as trustee of the Brenda B. Sussna Trust. Also includes 500,000 shares underlying currently exercisable options, or options exercisable within 60 days, which are held by Mr. Sussna as Trustee of the Alan F. Sussna Trust. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(9) Includes 144,923 shares held by Mr. Taslitz as trustee of the Kathy J. Taslitz Trust and 250,346 shares held by Mr. Taslitz and Mr. Goldman as co-trustees of the KJT Gift Trust. Mr. Taslitz disclaims beneficial ownership of the 250,346 shares held by him as co-trustee of the KJT Gift Trust. Also includes 161,195 shares underlying currently exercisable options or warrants or options exercisable within 60 days, of which warrants 66,695 are indirectly held by Mr. Taslitz as the Manager of Sterling BOCP, LLC, the warrant holder. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(10) Includes 320,000 shares underlying currently exercisable options or options exercisable within 60 days. The address for this shareholder is c/o 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(11) Includes 30,000 shares underlying currently exercisable options with options exercisable within 60 days.

(12) Includes 54,000 shares underlying currently exercisable options or options exercisable within 60 days.

(13) Includes 53,000 shares underlying currently exercisable options or options exercisable within 60 days.

(14) Includes 71,000 shares underlying currently exercisable options or options exercisable within 60 days. Also includes 19,607 shares held by Mr. Jordan's IRA.

(15) Includes 71,000 shares underlying currently exercisable options or options exercisable within 60 days.

(16) Includes 75,000 shares underlying currently exercisable options or options exercisable within 60 days.

(17) Includes 1,533,695 shares underlying currently exercisable options or options exercisable within 60 days.

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

      Also in connection with the April 2001 restructuring of our senior subordinated debt to Banc One Capital Partners, Sterling BOCP, LLC purchased a 10% interest in the senior subordinated debt from Banc One Capital Partners, including a corresponding 10% interest in the warrants with a put option which were issued in connection with the senior subordinated debt. These warrants with a put option are described in the "Liquidity and Capital Resources" section of
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Sterling BOCP is owned by Messrs. Douglas Becker (a 5% beneficial owner), Eric Becker (a director and 5% beneficial owner), Merrick Elfman (an executive officer, director and 5% beneficial owner), Bruce Goldman (a 5% beneficial owner), John Miller (a director) and Steven Taslitz (a director and 5% beneficial owner).

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this Form 10-K:

            1. The consolidated financial statements of the Company and its subsidiaries, together with the applicable reports of independent public accountants:

                                                                                               Page
                                                                                               ----
                  Independent Auditors' Report                                                  F-1

                  Consolidated Balance Sheets - as of December 31,
                  2000 and 2001                                                                 F-2

                  Consolidated Statements of Operations - for the years
                  ended December 31, 1999, 2000 and 2001                                        F-3

                  Consolidated Statements of Stockholders' Equity - for the years
                  ended December 31, 1999, 2000 and 2001                                        F-4

                  Consolidated Statements of Cash Flows - for the years ended
                  December 31, 1999, 2000 and 2001                                              F-5

                  Notes to Consolidated Financial Statements                                    F-6

            2. The following exhibits are filed with this report or incorporated by reference as set forth below:

          Exhibit
           Number       Description
          -------       -----------
            3.1         Certificate of Incorporation of Atlantic Premium Brands, Ltd. (the
                        "Company"), including all amendments thereto (1)
            3.2         By-Laws of the Company (1)
            4.1         Specimen Stock Certificate (1)
            4.2         $1.4 million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauly (3)
            4.3         6.35% Subordinated Non-Negotiable Promissory Note due July 31, 2001
                        made by Richard's Cajun Foods Corp. and the Company in favor of J.L.
                        Richard in the original principal amount of $850,000 (4)
            4.4         8% Subordinated Non-Negotiable Promissory Note due September 30,
                        2001 made by Grogan's Merger Corp. in favor of Bobby L. Grogan and
                        Betty R. Grogan in the original principal amount of $219,593 (4)

            4.5         8% Subordinated Non-Negotiable Promissory Note due December 31, 2003
                        made by Grogan's Farm, Inc. in favor of Jefferson Davis and Roger
                        Davis in the original principal amount of $219,593 (4)
            4.6         Secured Promissory Note dated as of March 20, 1998 of the Company and certain of its subsidiaries payable to Fleet Capital Corporation in the original principal amount of $11,000,000 (4)
            4.7         Loan and Security Agreement dated as of March 20, 1998 among Fleet
                        Capital Corporation, the Company and certain of its subsidiaries (4)
            4.8         First Amendment to Loan and Security Agreement dated as of December
                        20, 1999 among Fleet Capital Corporation, the Company and certain of its subsidiaries (9)
            4.9         Second Amendment to Loan and Security Agreement dated as of April
                        13, 2001 among Fleet Capital Corporation, the Company and certain of its subsidiaries (9)
            4.10        Stock Pledge Agreement dated as of March 20, 1998 between the
                        Company and Fleet Capital Corporation (4)
            4.11        Atlantic Premium Brands, Ltd. and Subsidiaries Senior Subordinated
                        Note and Warrant Purchase Agreement dated as of March 20, 1998 among the Company, certain of its subsidiaries and Banc One Capital
                        Partners, LLC ("Banc One") (4)
            4.12        Limited Waiver of Covenants Under and Amendment to Senior
                        Subordinated Note and Warrant Purchase Agreement dated as of April
                        13, 2001 among the Company, certain of its subsidiaries and Banc One
                        (9)
            4.13        Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries, Banc One, Sterling BOCP,
                        LLC ("Sterling") and Fleet Capital Corporation (9)
            4.14        Intercreditor and Collateral Agency Agreement dated April 13, 2001 among Banc One, Sterling, the Company and certain of its
                        subsidiaries (9)
            4.15        Senior Subordinated Note due March 31, 2005 of the Company payable to Banc One dated as of April 13, 2001 in the original principal amount of $5,850,000 (9)
            4.16        Senior Subordinated Note due March 31, 2005 of the Company payable to Sterling dated as of April 13, 2001 in the original principal amount of $650,000 (9)
            4.17        Atlantic Premium Brands, Ltd. Amended and Restated Warrant
                        Certificate Common Stock Purchase Warrant of Banc One dated as of
                        February 1, 2002 (*)
            4.18        Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock
                        Purchase Warrant to Sterling dated as of April 13, 2001 (9)
            4.19        Atlantic Premium Brands, Ltd. Amended and Restated Warrant
                        Certificate Contingent Common Stock Purchase Warrant of Banc One
                        dated as of February 1, 2002 (*)
            4.20        Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common
                        Stock Purchase Warrant of Sterling dated as of April 13, 2001 (9)

            4.21        Amended and Restated Put Option Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling (9)
            4.22        Amended and Restated Registration Rights Agreement dated as of April
                        13, 2001 among the Company, Banc One and Sterling (9)
            4.23        Amended and Restated Shareholders Agreement dated as of April 13,
                        2001 among the Company, certain of its shareholders, Banc One and
                        Sterling (9)
            4.24        Amended and Restated Preemptive Rights Agreement dated as of April
                        13, 2001 among the Company, Banc One and Sterling (10)
            4.25        Debt Subordination Agreement dated as of March 20, 1998 among Banc
                        One Capital Partners, LLC, the Company, certain of its subsidiaries and Fleet Capital Corporation (4)
            4.26        Lien Subordination Agreement dated as of March 20, 1998 between
                        Fleet Capital Corporation and Banc One Capital Partners, LLC (4)
            10.1        Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M.
                        Taslitz, Douglas L. Becker and R. Christopher Hoehn-Saric (1)
            10.2        Form of Tax Indemnification Agreement (1)
            10.3        Stock Purchase Agreement dated April 23, 1999 among the Company and
                        Bobby L. Grogan and Betty Ruth Grogan (5)
            10.4        Atlantic Premium Brands, Ltd. Employee Stock Purchase Plan dated
                        November 1, 1997 (2)
            10.5        The Company's 1999 Amended and Restated Stock Option Plan (6)
            10.6        Amended and Restated Employment Agreement dated January 10, 2002 between the Company and Alan. F. Sussna (*).
            10.7        Employment Agreement dated as of April 6, 1998 between the Company and Thomas M. Dalton (7)
            10.8        Employment Agreement dated August 10, 1998 between the Company and
                        Steven Englander (8)
            10.9        Employment Agreement dated October 1, 2000 between the Company and Merrick M. Elfman. (9)
            10.10       Management Agreement dated October 1, 2000 by and between the
                        Company and Sterling Advisors, L.P. (9)
            21          Subsidiaries of the Company (*)
            23          Consent of KPMG LLP (*)

----------
*Filed herewith

(1) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement No. 33-39561 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 15, 1996, filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated May 21, 1999, filed with the Securities and Exchange Commission on May 24, 1999, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.
(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

            (b)   Reports on Form 8-K:

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATLANTIC PREMIUM BRANDS, LTD.


                                        By: /s/ Thomas M. Dalton
                                           -------------------------------------
                                            Thomas M. Dalton
                                            Chief Operating Officer, Senior
                                            Vice President and Chief Financial
                                            Officer

Dated as of March 25, 2002.

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

     SIGNATURE                                     TITLE                                           DATE
     ---------                                     -----                                           ----
/s/ Eric D. Becker                                Director                                  March 21, 2002
--------------------------
Eric D. Becker


                             Chief Operating Officer, Senior Vice President and
                              Chief Financial Officer (principal financial and
/s/ Thomas M. Dalton                        accounting officer)                             March 25, 2002
--------------------------
Thomas M. Dalton


/s/ Merrick M. Elfman                             Director                                 March 21, 2002
--------------------------
Merrick M. Elfman


/s/ Brian Fleming                                 Director                                  March 21, 2002
--------------------------
Brian Fleming


/s/ John T. Hanes                                 Director                                  March 21, 2002
--------------------------
John T. Hanes

/s/ G. Cook Jordan, Jr.
--------------------------                        Director                                  March 25, 2002
G. Cook Jordan, Jr.


/s/ John A. Miller                                Director                                  March 25, 2002
--------------------------
John A. Miller


--------------------------                        Director                                  ______________, 2002
Franklin M. Roth


                                   Chief Executive Officer and Director
/s/ Alan F. Sussna                    (principal executive officer)                         March 25, 2002
--------------------------
Alan F. Sussna


/s/ Steven M. Taslitz                             Director                                  March 25, 2002
--------------------------
Steven M. Taslitz

                          Independent Auditors' Report

To the Stockholders of
Atlantic Premium Brands, Ltd.:

We have audited the accompanying consolidated balance sheets of Atlantic Premium Brands, Ltd. (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Premium Brands, Ltd. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for production parts inventory in 2000 and for derivative instruments in 2001.


/s/ KPMG LLP

Chicago, Illinois
March 20, 2002

                          ATLANTIC PREMIUM BRANDS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                               December 31,
                                                            2000           2001
                                                          --------       --------
                          ASSETS

Current assets:
  Cash                                                    $    780       $    560
  Accounts receivable, net of allowance for doubtful
    accounts of $206 and $203, respectively                  7,791          7,184
  Inventory                                                  5,453          5,291
  Prepaid expenses and other current assets                  1,707          5,982
  Income taxes receivable                                      802             --
  Deferred income taxes                                        375             --
  Net assets of discontinued operations                        124             --
                                                          --------       --------
      Total current assets                                  17,032         19,017

Property, plant and equipment, net                          11,293         11,152
Intangible assets, net                                      12,788         11,378
Deferred income taxes                                          101             --
Other assets, net                                              317            317
                                                          --------       --------
      Total assets                                        $ 41,531       $ 41,864
                                                          ========       ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                          $  3,167       $  1,293
  Notes payable under line of credit                         5,053          4,976
  Current maturities of long-term debt                       4,882          5,127
  Deferred income taxes                                         --            742
  Accounts payable                                           5,645          5,561
  Accrued expenses                                           1,721          2,288
                                                          --------       --------
      Total current liabilities                             20,468         19,987

Long-term debt, net of current maturities                   11,365          9,561
Deferred income taxes                                           --            463
Put warrants                                                 1,435            329
                                                          --------       --------
      Total liabilities                                     33,268         30,340

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued or outstanding                      --             --
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 6,658,863 and 6,734,391 shares
    issued and outstanding, respectively                        67             67
  Additional paid-in-capital                                10,377         10,452
  Retained earnings (accumulated deficit)                   (2,181)         1,005
                                                          --------       --------
      Total stockholders' equity                             8,263         11,524
                                                          --------       --------
      Total liabilities and stockholders' equity          $ 41,531       $ 41,864
                                                          ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)



                                                              Year Ended December 31,
                                                        1999             2000              2001
                                                   -----------       -----------       -----------

Net sales                                          $   196,998       $   177,743       $   134,589
Cost of goods sold                                     170,751           153,008           110,598
                                                   -----------       -----------       -----------

   Gross profit                                         26,247            24,735            23,991

Selling, general and administrative expenses:

 Salaries and benefits                                   9,875            10,479             9,967
 Other operating expenses                                9,449             9,982             9,183
 Depreciation and amortization                           2,123             2,258             2,073
 Goodwill adjustment (See Note 16)                          --                --             1,044
                                                   -----------       -----------       -----------
   Total selling, general and
     administrative expenses                            21,447            22,719            22,267
                                                   -----------       -----------       -----------
   Income from operations                                4,800             2,016             1,724

Other income (expense):
 Interest expense                                       (2,491)           (2,788)           (2,443)
 Fair value adjustment to put warrants                      --                --              (296)
 Other income, net                                          38                41             4,808
                                                   -----------       -----------       -----------
   Income (loss) from continuing operations
    before income taxes                                  2,347              (731)            3,793
Income tax expense                                      (1,086)             (125)           (2,009)
                                                   -----------       -----------       -----------
   Income (loss) from continuing
    operations                                           1,261              (856)            1,784
 Loss from discontinued operations                         (72)             (153)               --
                                                   -----------       -----------       -----------
   Income (loss) before changes in accounting
     principles                                          1,189            (1,009)            1,784
Changes in accounting principles                            --               141             1,402
                                                   -----------       -----------       -----------

   Net income (loss)                               $     1,189       $      (868)      $     3,186
                                                   ===========       ===========       ===========


Weighted average common shares:

  Basic                                              7,054,284         6,707,908         6,671,451
                                                   -----------       -----------       -----------
  Diluted                                            7,193,748         6,707,908         6,709,071
                                                   -----------       -----------       -----------

Income (loss) per common share:
 Basic:
  Income (loss) from continuing
   operations                                      $      0.18       $     (0.13)      $      0.27
  Loss from discontinued operations                      (0.01)            (0.02)               --
  Changes in accounting principles                          --              0.02              0.21
                                                   -----------       -----------       -----------

 Net income (loss)                                 $      0.17       $     (0.13)      $      0.48
                                                   -----------       -----------       -----------

 Diluted:
  Income (loss) from continuing
   operations                                      $      0.18       $     (0.13)      $      0.27
  Loss from discontinued operations                      (0.01)            (0.02)               --
  Changes in accounting principles                          --              0.02              0.20
                                                   -----------       -----------       -----------

 Net income (loss)                                 $      0.17       $     (0.13)      $      0.47
                                                   -----------       -----------       -----------



The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                                                              RETAINED
                                                                               ADDITIONAL     EARNINGS          TOTAL
                                                        COMMON STOCK            PAID-IN     (ACCUMULATED    STOCKHOLDERS'
                                                    SHARES         AMOUNT       CAPITAL       DEFICIT)         EQUITY
                                                   --------       --------      --------      --------       --------

BALANCE, DECEMBER 31, 1998                          7,413       $     74       $ 12,260       $ (2,502)      $  9,832

  Repurchase and Retirement of Common Stock          (579)            (6)        (1,381)            --         (1,387)
  Issuance of Common Stock in
    Connection With Employee Stock
    Purchase Plan                                      11             --             19             --             19
  Net Income                                           --             --             --          1,189          1,189
                                                 --------       --------       --------       --------       --------
BALANCE, DECEMBER 31, 1999                          6,845             68         10,898         (1,313)         9,653

  Repurchase and Retirement of Common Stock          (241)            (2)          (578)            --           (580)
  Issuance of Common Stock in
    Connection With Employee Stock
    Purchase Plan                                      55              1             57             --             58
  Net Loss                                             --             --             --           (868)          (868)
                                                 --------       --------       --------       --------       --------
BALANCE, DECEMBER 31, 2000                          6,659             67         10,377         (2,181)         8,263
  Issuance of Common Stock in
    Connection With Employee Stock
    Purchase Plan                                      75             --             75             --             75
  Net Income                                           --             --             --          3,186          3,186
                                                 --------       --------       --------       --------       --------
BALANCE, DECEMBER 31, 2001                          6,734       $     67       $ 10,452       $  1,005       $ 11,524
                                                 ========       ========       ========       ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               Year Ended December 31,
                                                          1999           2000         2001
                                                        -------         -------     -------
Cash flows from operating activities:

  Net income (loss)                                     $ 1,189       $  (868)      $ 3,186
  Adjustments to reconcile net
      income (loss) to net cash provided
      by (used in) operating activities
    Depreciation and amortization                         2,123         2,258         2,073
    Goodwill adjustment                                      --            --         1,044
    Amortization of debt discount                           246           250           245
    Fair value adjustment to put warrant                     --            --           296
    Deferred income taxes                                    44           106         1,727
    Changes in accounting principles                         --          (141)       (1,402)
    Decrease in accounts receivable, net                    814         1,832           607
    Decrease (increase) in inventory                     (1,153)          298           162
    Decrease (increase) in prepaid expenses and
        other current assets                                243           (12)       (4,275)
    Decrease (increase) in income taxes receivable           --          (412)          802
    Increase (decrease) in accounts
        payable                                           4,964        (4,927)          (84)
    Increase (decrease) in accrued
        expenses and other                               (3,459)          307           527
                                                        -------       -------       -------
Net cash provided by (used in)
  operating activities                                    5,011        (1,309)        4,908
                                                        -------       -------       -------

Cash flows from investing activities:
  Acquisition of property, plant and
    equipment                                            (1,954)       (1,254)       (1,400)
  Investment in plant construction in progress               --          (524)          (82)
  Proceeds from disposals of equipment                      105            69            65
  Other                                                      (7)          (28)         (155)
                                                        -------       -------       -------
      Net cash used in investing activities              (1,856)       (1,737)       (1,572)
                                                        -------       -------       -------

Cash flows from financing activities:

  Increase (decrease) in bank overdraft                  (1,110)          204        (1,874)
  (Payments) borrowings under line of credit               (175)        4,302           (77)
  Payments of term debt and notes payable                (1,399)       (1,953)       (2,554)
  Borrowings under equipment loan facility                   --            --           750
  Issuance of common stock                                   19            58            75
  Repurchase of common stock                             (1,387)         (580)           --
                                                        -------       -------       -------
      Net cash provided by (used in)
       financing activities                              (4,052)        2,031        (3,680)
                                                        -------       -------       -------
Net cash provided by (used in) discontinued
   operations                                               964           (46)          124
                                                        -------       -------       -------

Net increase (decrease) in cash                              67        (1,061)         (220)

Cash, beginning of period                                 1,774         1,841           780
                                                        -------       -------       -------
Cash, end of period                                     $ 1,841       $   780       $   560
                                                        =======       =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

1. BASIS OF PRESENTATION AND DESCRIPTION OF COMPANY:

The accompanying consolidated financial statements present the accounts of Atlantic Premium Brands, Ltd. and subsidiaries (the Company). All significant inter-company transactions have been eliminated in consolidation. The Company is engaged in the processing, marketing and distribution of packaged meat and other food products in Texas, Louisiana, Oklahoma and surrounding states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

The Company records sales when product is delivered to the customers. Discounts provided, principally based on volume, are recorded as reductions of sales at the time of the sale.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in salaries and benefits and other operating expenses. These costs totaled $3,874, $3,944 and $3,075 for the years ended December 31, 1999, 2000 and 2001, respectively.

CASH

Cash consists of cash held in various deposit accounts with financial institutions.

INVENTORY

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods, production parts and packaging supplies. Cost is determined using the first-in, first-out method. See Note 13 for information concerning the change in accounting for production parts in 2000.

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

OTHER ASSETS

Other assets consist of deferred acquisition costs, cash surrender value of life insurance, and deferred financing costs. Deferred acquisition costs are being amortized over 5 years. Deferred financing costs are being amortized over 5 to 7 years, representing the term of the related debt, using the effective interest method.

INTANGIBLE ASSETS

The excess of cost over the fair market value of tangible net assets of acquired businesses is amortized on a straight-line basis over the period of expected benefit which is 40 years. Amortization expense for the years ended December 31, 1999, 2000 and 2001 was $366 per year. Additionally, in fiscal 2001 an adjustment to reduce goodwill by $1,044 was recognized (see Note 16). Accumulated amortization as of December 31, 2000 and 2001 was $1,680 and $2,046, respectively. Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of an intangible asset may warrant revision or whether the remaining balance of an intangible asset may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable.

ADVERTISING

Advertising expenditures are expensed in the period in which the advertising occurs. Advertising expenditures for each of the years ended December 31, 1999, 2000 and 2001 were approximately $2,700 per year.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use nor hold derivative positions for trading purposes. In 1998, however, the Company entered into a derivative financial instrument in connection with the issuance of put warrants to purchase shares of common stock. On January 1, 2001, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("the Statement"). On adoption of the Statement, the Company recorded a cumulative effect of change in accounting principle of $1,402 (net of zero income taxes) to reduce the carrying value of the liability related to the put warrants to fair value. Subsequent changes in the fair value of the put warrants estimated using the Black-Scholes option valuation model have been and will be recorded as components of net income.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this statement are to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company will apply this statement to any acquisitions occurring after July 1, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets," establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's intangible assets represent principally deferred financing costs and goodwill from businesses acquired. The Company is evaluating the new statement's provisions to assess the impact on its consolidated results of operations and financial position. The Company plans to adopt the new standard in fiscal year 2002 as required.

SFAS No. 144, "Accounting for the Impairment and the Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact the adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

SUPPLEMENTAL CASH FLOW INFORMATION

                                  CASH PAID    CASH PAID
                                  FOR TAXES   FOR INTEREST

Year ended December 31, 1999
  Related parties                 $   --      $  200
  Other                              974       2,045
Year ended December 31, 2000
  Related parties                     --         215
  Other                              373       2,320
Year ended December 31, 2001
  Related parties                     --         262
  Other                              114       1,937



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

3. DISCONTINUED OPERATIONS:

During the fourth quarter of 1998, the Company decided to sell substantially all the assets of its beverage division. The beverage division has been accounted for as a discontinued operation. The loss from discontinued operations for the years ended December 31, 1999 and 2000 in the amounts of $72 and $153, respectively, relate to current assets that were determined not to be realizable.

4. INVENTORY:

Inventory consisted of the following as of December 31:

                                    2000           2001
                                    ----           ----
Raw materials                      $  662         $  343
Finished goods                      2,712          3,077
Packaging supplies                  1,582          1,348
Production parts                      497            523
                                   ------         ------
  Total                            $5,453         $5,291
                                   ======         ======

5. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment as of December 31, 2000 and 2001 are summarized as follows:

                                                          2000          2001
                                                      --------       --------
Land                                                  $    664       $    664
Buildings and building improvements                      6,627          7,277
Equipment and furniture                                  5,493          6,468
Leasehold improvements                                     507            507
Vehicles                                                 2,242          2,325
Construction in process                                    524             82
                                                      --------       --------
                                                        16,057         17,323
Less - accumulated depreciation and amortization        (4,764)        (6,171)
                                                      --------       --------
Property, plant and equipment, net                    $ 11,293       $ 11,152
                                                      ========       ========

Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $1,563, $1,760 and $1,555, respectively.

6. OTHER ASSETS:

Other assets are comprised of the following as of December 31, 2000 and 2001:

                                                                 2000      2001
                                                                 ----      ----
Deferred financing and acquisition costs, and
 other intangible assets                                        $ 572     $ 715
Cash surrender value of life insurance and other assets           121       130
                                                                -----     -----
                                                                  693       845
Less - accumulated amortization                                  (376)     (528)
                                                                -----     -----
Other assets, net                                               $ 317     $ 317
                                                                =====     =====

Amortization of deferred financing and acquisition costs, and other intangible assets of $129, $133, and $152 has been included within depreciation and amortization expense in the accompanying consolidated statements of operations for the years ended December 31, 1999, 2000, and 2001, respectively.

7. SIGNIFICANT SUPPLIERS AND CUSTOMERS:

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

For the year ended December 31, 2001, two suppliers provided approximately 16% and 11%, respectively, of the Company's total product purchases. A single customer accounted for approximately 14% of the Company's net sales.

8. INCOME TAXES:

Income tax (expense) benefit for the years ended December 31, 1999, 2000 and 2001, was allocated as follows:

                                                                      1999          2000           2001
                                                                     -------       -------       -------
Income tax expense of continuing operations                          $(1,086)      $  (125)      $(2,009)
Income tax benefit included in loss from discontinued operations          --            73            --
                                                                     -------       -------       -------
                                                                     $(1,086)      $    52       $(2,009)
                                                                    ========       =======      ========

Income tax (expense) benefit of continuing operations consisted of the following:

                                        1999       2000         2001
                                      ---------   -------      -------
Current:
         Federal                       $  (853)    $  141     $    --
         State                            (190)      (160)       (282)
Deferred:
         Federal                           (38)       (85)     (1,616)
         State                              (6)       (21)       (111)
                                       -------     ------     -------
Income tax expense of continuing
  operations                           $(1,086)    $ (125)    $(2,009)
                                       =======     ======     =======



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 2001 are presented below:

                                                        2000        2001
                                                      -------      -------
Deferred tax assets attributable to:
     Net operating loss carryforwards                 $   543      $   654
     Inventory                                             65           78
     Accrued expenses                                      87           69
     Accounts receivable                                   81           79
     Other                                                397          363
                                                      -------      -------
           Deferred tax assets                          1,173        1,243
                                                      -------      -------
Deferred tax liabilities attributable to:
     Property, plant and equipment                        448          522
     Net gain from insurance settlement                    --        1,715
     Other                                                249          211
                                                      -------      -------
           Deferred tax liabilities                       697        2,448
                                                      -------      -------
           Net deferred tax assets (liabilities)      $   476      $(1,205)
                                                      =======      =======

As of December 31, 2001, the Company has approximately $1,290 of net operating loss carryforwards for tax purposes, expiring through 2011.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward periods are reduced.

The items which gave rise to differences between income tax expense of continuing operations and income taxes computed at the Federal statutory rate are summarized below:

                                              1999        2000         2001
                                              ----        ----         ----

Statutory Federal income tax rate             34.0%      (34.0)%      34.0%
State income taxes, net of
  Federal income tax effect                    5.5        20.4         6.8
Nondeductible amortization of goodwill         7.1        26.0        10.3
Other                                         (0.3)        4.7         1.9
                                              ----        ----        ----
Total                                         46.3%       17.1%       53.0%
                                              ====        ====        ====

9. DEBT:

Long-term debt as of December 31, 2000 and 2001, consisted of the following:

                                                                    2000           2001
                                                                  --------       --------
Subordinated promissory note to former
   shareholders of Prefco, bearing interest
   at 11% annually, 9% payable in quarterly
   installments and 2% payable
   when the principal is paid                                     $  1,400       $  1,400
Subordinated promissory note to former shareholder
   of Richard's, bearing interest at 8.35%
   annually, 6.35% payable in quarterly installments
   and 2% payable when the principal is paid                           875            875
Subordinated promissory note to former
   shareholders of Grogan's, bearing interest at 10%
   annually, 8% payable in quarterly installments and
   2% payable when the principal is paid                               200            200
Subordinated promissory note to former
   shareholders of Partin's, bearing interest
   at 8% annually, payable in quarterly installments
   The principal and any outstanding interest is due in
   December 2003                                                       225            225
Senior subordinated note bearing interest at 15% annually,
   with 10% payable in monthly installments and 5% payable
   on June 30, 2003. Principal due in quarterly installments
   beginning June 30, 2003, with all remaining outstanding
   principal and interest due March 31, 2005                         6,500          6,500
Term note bearing interest at prime rate plus 1% or
   adjusted LIBOR plus 2.5%, principal due in varying
   amounts payable monthly through March 2003                        7,194          4,934
Capital lease obligations and other                                    758          1,214
                                                                  --------       --------
   Total                                                            17,152         15,348
Less: Current maturities                                            (4,882)        (5,127)
      Unamortized debt discount                                       (905)          (660)
                                                                  --------       --------
Long-term debt, net of current maturities and
      unamortized debt discount                                   $ 11,365       $  9,561
                                                                  ========       ========




The future maturities of long-term debt as of December 31, 2001, are as follows:

2002                                                             $ 5,127
2003                                                               5,264
2004                                                               3,896
2005                                                               1,061
                                                                  ------
                                                                 $15,348
                                                                 =======

The Company's debt consists of an $11,000 term note, a $15,000 line of credit and $6,500 senior subordinated note with detachable warrants with a put option.

The term debt bears interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%, at the Company's option. This loan is due in varying amounts monthly through March 2003 and is secured by substantially all assets of the Company. The balance at December 31, 2001 was $4.9 million.

Under the terms of the line of credit agreement, which expires in March 2003, the Company is permitted to borrow up to $15 million subject to advance formulas based on accounts receivable, inventory and letter of credit obligations outstanding. Amounts borrowed are due on demand and bear interest at either the bank's prime rate plus 1% or adjusted LIBOR plus 2.5%. Interest is payable monthly and amounts are secured by substantially all the assets of the Company. The weighted average interest rates related to the line of credit existing at December 31, 2000 and 2001, were 10.3% and 8.0%, respectively. As of December 31, 2001, approximately $525 of standby letters of credit were outstanding under the line of credit facility.

The $6,500 million senior subordinated note, maturing on March 31, 2005, bears interest at 15% per annum. A loan amendment dated April 13, 2001, and effective January 17, 2001, increased the interest rate by 5% to 15% per annum. This incremental amount of interest is accrued on a periodic basis and will be payable on June 30, 2003. The other 10% of interest cost is paid monthly. Principal is payable in quarterly installments beginning June 30, 2003. Concurrent with the signing of the loan amendment, an entity owned by some of our directors, officers and 5% stockholders agreed to purchase 10% of the senior subordinated debt holder's interest in the senior subordinated notes and the related warrants.

The senior subordinated note was issued with detachable warrants with a put option to purchase 666,947 shares of nonvoting common stock at $3.38 per share and a contingent warrant to purchase up to a maximum of 428,753 shares of nonvoting common stock at $3.38 per share based upon the equity value of the Company on certain dates. The warrants were recorded at an estimated fair value of $1.435 million and the related discount on the senior subordinated note was recorded for the same amount. This discount is being amortized over the seven year term of the note as additional interest expense. Amortization of the debt discount was $246, $250 and $245 for the years ended December 31, 1999, 2000 and 2001, respectively.

Junior subordinated notes in the principal amounts of $1,400, $875 and $200 were due on March 31, 2001, July 31, 2001 and September 30, 2001 respectively, but were not paid because of restrictive covenants under the credit facilities. Payment on each of these notes will be made when such payment will not violate the covenants under the other credit facilities. Under the terms of an inter-creditor subordination agreement, the junior subordinated debt holders are prohibited from exercising any remedy with respect to this debt until the obligations under the credit facilities are paid in full; however, the interest rates of 9%, 6.35% and 8%, respectively, on these notes were increased by 2% per annum after their respective due dates.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts reported in the Consolidated Balance Sheets for accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

Fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate face value of the Company's long-term debt as of December 31, 2000 and 2001, was $17,152 and $15,348, respectively. The face amount of the Company's long-term debt approximated its fair value as of December 31, 2000 and 2001.

11. INCOME PER COMMON SHARE:

The weighted average shares used to calculate basic and diluted income per common share for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                               1999           2000           2001
                                             ---------      ---------      ---------
Weighted average shares outstanding
    for basic income per common share        7,054,284      6,707,908      6,671,451

Dilutive effect of stock options               139,464             --         37,620
                                             ---------      ---------      ---------
Weighted average shares outstanding
    for diluted income per common share      7,193,748      6,707,908      6,709,071
                                             =========      =========      =========



As a result of the loss from continuing operations for the year ended December 31, 2000, the impact of options with an exercise price that was less than the average weighted market price of the common stock during the year was excluded due to their antidilutive effect.

Options to purchase 1,199,659, 1,722,042 and 1,654,718 shares of common stock at prices ranging from $1.50 to $6.50 per share were outstanding during 1999, 2000 and 2001, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average weighted market price of the common stock during the year.

Put warrants to purchase up to a maximum of 1,095,700 shares of common stock at $3.38 per share were outstanding as of December 31, 1999, 2000 and 2001, but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the weighted average market price of the common stock during the year.

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

Under the terms of the Option Plan, the Company may issue up to 3,000,000 options to directors, officers, advisors, full-time employees and other eligible individuals. In general, the option exercise price equals the stock's market price on the date of grant and the options vest during periods of up to ten years. Under the terms of the Option Plan, the Company issues 10,000 options to eligible outside directors at the beginning of each year of service. These options vest quarterly over one year. No compensation expense was recognized for the issuance of options under the Old Plan, the Director Plan or the Option Plan during 1999, 2000 and 2001.

The Company has elected to account for its stock-based compensation plans using the intrinsic value method. The Company has computed for pro forma disclosure purposes the value of all options granted subsequent to 1995, using the Black-Scholes option pricing model; the following assumptions were used for option grants:

                                     1999            2000              2001
                                  ----------     ----------        ----------
Risk-free interest rate (range)   5.56%-5.75%    5.35%-6.25%       3.90-5.35%
Expected dividend yield               0.00%         0.00%             0.00%
Expected lives                    5-6 years       5-6 years         5-6 years
Expected volatility                   53%           51.5%             51.5%

Adjustments were made for options forfeited prior to vesting. Had compensation expense for this plan been determined based on the fair value at the grant date, the Company's net income (loss) and income (loss) per common share reflected on the accompanying consolidated statements of operations would have been reduced to the following pro forma amounts:

                                             1999        2000         2001
                                             ----         ----        ----
Net income (loss):
      As reported                           $1,189       $(868)     $ 3,186
      Pro forma                                848      (1,043)       2,943
Basic income (loss) per common share:

      As reported                              .18       (0.13)        0.48
      Pro forma                                .12       (0.16)        0.44
Diluted income (loss) per common share:

      As reported                              .18       (0.13)        0.47
      Pro forma                                .12       (0.16)        0.44


The following table summarizes option activity and related information.

                                         1999                         2000                         2001
                                              WEIGHTED                     WEIGHTED                     WEIGHTED
                                               AVERAGE                      AVERAGE                      AVERAGE
                                              EXERCISE                     EXERCISE                     EXERCISE
                                  SHARES        PRICE        SHARES          PRICE        SHARES          PRICE

Outstanding, beginning
  of year                       1,653,192       $3.01       1,704,659        $2.66       1,722,042        $2.57

Granted                           310,571        2.33         113,000         2.05         235,000         1.19
Exercised                               -           -               -            -               -            -

Forfeited or expired             (259,104)       4.36         (95,617)        2.74         (17,324)        2.74
                                ---------       -----       ---------        -----       ---------        -----

Outstanding, end
  of year                       1,704,659       $2.66       1,722,042        $2.57       1,939,718        $2.40
                                =========       =====       =========        =====       =========        =====

Exercisable, end
  of year                       1,136,852       $2.39       1,236,363        $2.46       1,630,639        $2.39

Weighted average
 fair value of
  options granted                               $ .88                        $1.37                        $ .79


                                              AVERAGE              WEIGHTED
  RANGE OF                                   REMAINING              AVERAGE
  EXERCISE               OPTIONS          CONTRACTUAL LIFE         EXERCISE
   PRICES              OUTSTANDING           (IN YEARS)              PRICE
-------------          -----------        -----------------        --------
$0.88 - 1.50              555,000                 7.6                 $1.33
$1.51 - 3.00            1,101,268                 6.3                 $2.59
$3.01 - 4.50              254,500                 6.2                 $3.49
$4.51 - 6.00                  950                 3.5                 $4.63
$6.01 - 7.50               28,000                 3.5                 $6.50
-------------          -----------        -----------------        --------
$0.88 - 7.50            1,939,718
============           ===========

The Company has a Retirement Savings Plan (401(k) plan) whereby employees may contribute up to the limits established by the Internal Revenue Service. Matching contributions are made by the Company equal to 50% of employee contributions, subject to certain limitations. The Company's matching contributions during 1999, 2000 and 2001 were $208, $235 and $194, respectively.

During 1997, the Company approved an Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All regular full-time employees, as defined, of the Company (including officers) are eligible to participate in the Stock Purchase Plan. Directors who are not employees are not eligible. A maximum of 250,000 shares of the Company's common stock is reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan allows the eligible employees to purchase common stock of the Company, through payroll deductions, at a discounted price from the market price. The exercise price under the plan is 85% of the lesser of the market value of the Company's common stock on two defined dates during the plan year.

13. CHANGES IN ACCOUNTING PRINCIPLES:

During the year ended December 31, 2000, the Company changed its method of accounting for production parts inventory from expensing upon purchase to capitalization upon purchase and expensing upon installation. In prior years, the Company had a low level of production parts inventory on hand. However, as production capacity increased, as well as the necessity of reducing equipment down-time, the Company chose to maintain a larger amount of production parts inventory. Accordingly, the Company believes that the capitalization of production parts inventory results in a better measurement of operating results by expensing production parts at the time they are placed into service and start generating revenues. The $141 cumulative effect of the change is included in the Consolidated Statement of Operations for the year ended December 31, 2000.

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("the Statement"). On adoption of the Statement, the Company recorded a cumulative effect of change in accounting principle in the amount of $1,402 (net of zero income taxes). The cumulative effect of change in accounting principle was recorded to reduce the carrying value of the liability related to the put warrants to fair value. The fair value of the warrants is estimated using a Black-Scholes option-valuation model. Subsequent changes in the fair value of the put warrants are recorded as a component of net income. The Company does not have any other derivative instruments.

14. COMMITMENTS:

OPERATING LEASES

The Company leases warehouses, office buildings and most of its delivery vehicles under operating leases. These leases have remaining terms ranging from one to five years. Rental expense under these leases for the years ended December 31, 1999, 2000 and 2001 was $1,734, $1,648 and $1,263, respectively. As of December 31, 2001, future minimum lease payments under these operating leases are as follows:

2002                                                          $  955
2003                                                             165
2004                                                             100
2005                                                              23
2006 and thereafter                                               -
                                                              ------
                                                              $1,243
                                                              ======




It is expected that in the normal course of business most leases that expire will be renewed or replaced by leases on the same or similar properties; thus, it is anticipated that future annual rent expense will not be materially less than the amount shown for 2001.

15. RELATED PARTY TRANSACTIONS:

The Company had a consulting agreement (the Agreement) with Elfman Venture Partners, Inc. and Sterling Advisors L.P., a partnership owned by certain stockholders of the Company (the Managers). The term of the Agreement was through December 31, 2001. The Agreement provided that the Company would pay a base fee of $300 per year, which would increase 5% for each year the Agreement remained in effect. The Agreement also stipulated adjustments to the base fee for future acquisitions or sales. During each year the Agreement was in effect, the Company was also required to grant options to purchase 25,000 shares of the Company's $.01 par value common stock. Such options vested on each December 31 at an exercise price equal to the market price on the preceding January 1.

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

Subsequent to July 15, 1999, and up until October 1, 2000, there was no agreement in place. As of October 1, 2000, the Company entered into a Management Agreement (the Second Agreement) with Sterling Advisors, L.P. (Sterling), which was subsequently rescinded in connection with the amendment to the senior subordinated note dated April 13, 2001 (See Note 9). No expenses were incurred nor payments made to Sterling under the Second Agreement.

Also in connection with the amendment dated April 13, 2001 to the senior subordinated note, Sterling BOCP, LLC, an entity owned by certain directors and stockholders of the Company, purchased a 10% interest in the senior subordinated note, including a corresponding 10% interest in the detachable put warrants which were issued in connection with the senior subordinated note.

16. GROGAN'S  FIRE and GOODWILL ADJUSTMENT:

On October 13, 2000, the Grogan's manufacturing plant located in Arlington, Kentucky was totally destroyed by fire and the impacted assets' net book value of $1,200 was written off. At December 31, 2000, the Company recorded a $1,400 receivable from the insurance carrier for the net book value of the plant and equipment destroyed plus other related costs incurred. During fiscal 2001, the insurance settlement on the building and equipment destroyed in the fire was finalized at $6,800 and the Company recorded a pretax gain, net of costs incurred, in the amount of $4,800. The Company has collected $1,800 of the settlement as of December 31, 2001 and recorded a receivable in the amount of $5,000 which is included in prepaid expenses and other assets at December 31, 2001. This amount was subsequently collected in February 2002. Additionally, the Company has outstanding claims for inventory destroyed, continuing expenses, business interruption and other coverages which are in process. Based on communications with the insurance carrier, management and its insurance consultants believe, with reasonable certainty, that the Company will receive at least $750 in insurance proceeds related to such claims. The receivable for the anticipated proceeds of $750 is included in prepaid expenses and other current assets.

As a result of the fire, the Company began to explore its options relative to the Grogan's business. The Company made the decision to divest the Grogan's business which consisted of certain intangible assets, accounts receivable, inventory, fixed assets, and certain liabilities. In connection with this decision, the Company performed a review of the goodwill associated with the Grogan's business for possible impairment. The Company estimated its future cash flows from the sale of the business and compared the future cash flows to the carrying value of the goodwill. The future cash flows utilized in this analysis were realized upon the sale of the Grogan's business in February 2002. This analysis resulted in the write-down of goodwill in the amount of $1,044, which is classified as Goodwill adjustment in the accompanying statement of operations for the year ended December 31, 2001.

17. BUSINESS SEGMENT INFORMATION:

The Company's operations have been classified into two business segments: food processing and food distribution. The food processing segment includes the processing and sales of sausage and related food products to distributors and retailers in Oklahoma, Louisiana, Texas, and other surrounding states. The food distribution segment includes the purchasing, marketing and distribution of packaged meat products to retailers and restaurants, primarily in Texas.

Summarized financial information, by business segment, for continuing operations in 1999, 2000 and 2001 is as follows (corporate overhead not specifically associated with a segment has been presented separately):

                                        1999          2000            2001
Net sales:
      Food processing                 $ 59,861      $ 71,637        $ 72,560
      Food distribution                147,791       119,960          75,737
                                      --------      --------        --------
                                      $207,652      $191,597        $148,297
                                      ========      ========        ========

Depreciation and amortization:
      Food processing                 $  1,732      $  1,847        $  1,676
      Food distribution                    264           277             240
                                      --------      --------        --------
                                      $  1,996      $  2,124        $  1,916
                                      ========      ========        ========

Interest expense:
      Food processing                 $    128      $    156        $    152
      Food distribution                    130           130             151
                                      --------      --------        --------
                                      $    258      $    286        $    303
                                      ========      ========        ========

Income  from continuing
   operations before income taxes:
      Food processing                 $  4,204      $  2,296        $  7,010
      Food distribution                  2,531         2,598           1,888
                                      --------      --------        --------
                                      $  6,735      $  4,894        $  8,898
                                      ========      ========        ========

Capital expenditures:
      Food processing                 $  1,791      $  1,712        $  1,465
      Food distribution                    137            61              -
                                      --------      --------        --------
                                      $  1,928      $  1,773        $  1,465
                                      ========      ========        ========

Segment assets:
      Food processing                               $ 27,510        $ 29,971
      Food distribution                               11,631          10,322
                                                    --------        --------
                                                    $ 39,141        $ 40,293
                                                    ========        ========

Inter-segment sales and related receivables and payables among the segments during 1999, 2000, and 2001, for the purpose of this presentation, have not been eliminated.

The following are reconciliations of reportable segment revenues, profit or loss, assets, and other significant items to the Company's consolidated totals:

                                            1999            2000             2001
Net sales:
      Total for reportable
        segments                         $ 207,652       $ 191,597       $ 148,297
      Elimination of inter-segment
        net sales                          (10,654)        (13,854)        (13,708)
                                         ---------       ---------       ---------
      Total consolidated net sales       $ 196,998       $ 177,743       $ 134,589
                                         =========       =========       =========

Depreciation and amortization:
      Total for reportable
        segments                         $   1,996       $   2,124       $   1,916
      Corporate                                127             134             157
                                         ---------       ---------       ---------
      Consolidated depreciation
        and amortization                 $   2,123       $   2,258       $   2,073
                                         =========       =========       =========
Interest expense
      Total for
        reportable segments              $     258       $     286       $     303
      Corporate                              2,233           2,502           2,140
                                         ---------       ---------       ---------
      Consolidated interest expense      $   2,491       $   2,788       $   2,443
                                         =========       =========       =========

Income from continuing
   operations before income taxes:

      Total for reportable
       segments                          $   6,735       $   4,894       $   8,898
      Corporate                             (4,388)         (5,625)         (5,105)
                                         ---------       ---------       ---------
      Total consolidated income
       from continuing operations        $   2,347       $    (731)      $   3,793
                                         =========       =========       =========

Capital expenditures:
      Total for
        reportable segments              $   1,928       $   1,773       $   1,465
      Corporate                                 26               5              17
                                         ---------       ---------       ---------
      Consolidated capital
         expenditures                    $   1,954       $   1,778       $   1,482
                                         =========       =========       =========

Assets:
      Total for reportable
        segments                                         $  39,141       $  40,293
      Corporate                                              2,266           1,571
      Net assets of discontinued
        operations                                             124              --
                                                         ---------       ---------
      Consolidated total assets                          $  41,531       $  41,864
                                                         =========       =========

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

19. ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31:

                                     2000        2001

Compensation and benefits          $  816     $   783
Other                                 905       1,505
                                   ------     -------
Total                              $1,721     $ 2,288
                                   ======     =======

20. QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE
DATA):


                                                      Quarter Ended
                                                      -------------

2000                                  March 31      June 30      September 30     December 31
----                                  --------      -------      ------------     -----------

Net sales ......................      $ 51,491      $ 54,434       $ 39,751       $ 32,067
                                      ========      ========       ========       ========
Gross profit ...................      $  6,563      $  5,948       $  5,788       $  6,436
                                      ========      ========       ========       ========
Income (loss) from continuing
 operations ....................      $    216      $   (206)      $   (495)      $   (371)
Loss from discontinued
 operations ....................            --            --           (114)           (39)
Change in accounting principle .           141            --             --             --
                                      --------      --------       --------       --------
Net income (loss) ..............      $    357      $   (206)      $   (609)      $   (410)
                                      ========      ========       ========       ========
Weighted average shares:
  Basic ........................         6,812         6,751          6,633          6,708
  Effect of stock options ......           201            --             --             --
                                      --------      --------       --------       --------
  Diluted ......................         7,013         6,751          6,633          6,708
                                      ========      ========       ========       ========
Basic income (loss) per share:

  Continuing operations ........      $    .03      $   (.03)      $   (.07)      $   (.06)
  Discontinued operations ......            --            --           (.02)          (.00)
  Change in accounting principle           .02            --             --             --
  Net income (loss) ............      $    .05      $   (.03)      $   (.09)      $   (.06)

Diluted income (loss) per share:

  Continuing operations ........      $    .03      $   (.03)      $   (.07)      $   (.06)
  Discontinued operations ......            --            --           (.02)          (.00)
  Change in accounting principle           .02            --             --             --
  Net income (loss) ............      $    .05      $   (.03)      $   (.09)      $   (.06)


                                                      Quarter Ended
                                                      -------------

2001                                   March 31      June 30     September 30    December 31
----                                   --------      -------     ------------    -----------

Net sales .......................      $ 31,277      $ 33,491      $ 34,804       $ 35,017
                                       ========      ========      ========       ========

Gross profit ....................      $  6,023      $  5,439      $  5,350       $  7,179
                                       ========      ========      ========       ========

Income from continuing operations      $     81      $  1,109      $   (266)      $    860
Change in accounting principle ..         1,402            --            --
                                       --------      --------      --------       --------
Net income ......................      $  1,483      $  1,109      $   (266)      $    860
                                       ========      ========      ========       ========
Weighted average shares:
  Basic .........................         6,659         6,659         6,659          6,671
  Effect of stock options .......            32            32            --             38
                                       --------      --------      --------       --------
  Diluted .......................         6,691         6,691         6,659          6,709
                                       ========      ========      ========       ========
Basic income (loss) per share:

  Continuing operations .........      $    .01      $    .17      $   (.04)      $    .13
  Change in accounting principle            .21            --            --             --
  Net income (loss) .............      $    .22      $    .17      $   (.04)      $    .13

Diluted income (loss) per share:

  Continuing operations .........      $    .01      $    .17      $   (.04)      $    .13
  Change in accounting principle            .21            --            --             --
  Net income (loss) .............      $    .22      $    .17      $   (.04)      $    .13


The sum of the quarterly income per share amounts do not equal the annual income per share amount due to rounding.

                                INDEX TO EXHIBITS

Exhibit
Number                    Description
-------                   -----------
3.1         Certificate of Incorporation of Atlantic Premium Brands, Ltd. (the
            "Company"), including all amendments thereto (1)
3.2         By-Laws of the Company (1)
4.1         Specimen Stock Certificate (1)
4.2         $1.4 million Subordinated Note made by ABEV Acquisition Corp. in favor of Franklin Roth and Allen Pauly (3)
4.3         6.35% Subordinated Non-Negotiable Promissory Note due July 31, 2001
            made by Richard's Cajun Foods Corp. and the Company in favor of J.L.
            Richard in the original principal amount of $850,000 (4)
4.4         8% Subordinated Non-Negotiable Promissory Note due September 30,
            2001 made by Grogan's Merger Corp. in favor of Bobby L. Grogan and
            Betty R. Grogan in the original principal amount of $219,593 (4)
4.5         8% Subordinated Non-Negotiable Promissory Note due December 31, 2003
            made by Grogan's Farm, Inc. in favor of Jefferson Davis and Roger
            Davis in the original principal amount of $219,593 (4)
4.6         Secured Promissory Note dated as of March 20, 1998 of the Company and certain of its subsidiaries payable to Fleet Capital Corporation in the original principal amount of $11,000,000 (4)
4.7         Loan and Security Agreement dated as of March 20, 1998 among Fleet
            Capital Corporation, the Company and certain of its subsidiaries (4)
4.8         First Amendment to Loan and Security Agreement dated as of December
            20, 1999 among Fleet Capital Corporation, the Company and certain of its subsidiaries (9)
4.9         Second Amendment to Loan and Security Agreement dated as of April
            13, 2001 among Fleet Capital Corporation, the Company and certain of its subsidiaries (9)
4.10        Stock Pledge Agreement dated as of March 20, 1998 between the
            Company and Fleet Capital Corporation (4)
4.11        Atlantic Premium Brands, Ltd. and Subsidiaries Senior Subordinated
            Note and Warrant Purchase Agreement dated as of March 20, 1998 among the Company, certain of its subsidiaries and Banc One Capital
            Partners, LLC ("Banc One") (4)
4.12        Limited Waiver of Covenants Under and Amendment to Senior
            Subordinated Note and Warrant Purchase Agreement dated as of April
            13, 2001 among the Company, certain of its subsidiaries and Banc One
            (9)
4.13        Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries, Banc One, Sterling BOCP,
            LLC ("Sterling") and Fleet Capital Corporation (9)
4.14        Intercreditor and Collateral Agency Agreement dated April 13, 2001 among Banc One, Sterling, the Company and certain of its
            subsidiaries (9)
4.15        Senior Subordinated Note due March 31, 2005 of the Company payable to Banc One dated as of April 13, 2001 in the original principal amount of $5,850,000 (9)
4.16        Senior Subordinated Note due March 31, 2005 of the Company payable to Sterling dated as of April 13, 2001 in the original principal amount of $650,000 (9)
4.17        Atlantic Premium Brands, Ltd. Amended and Restated Warrant
            Certificate Common Stock Purchase Warrant of Banc One dated as of
            February 1, 2002 (*)

4.18        Atlantic Premium Brands, Ltd. Warrant Certificate Common Stock
            Purchase Warrant to Sterling dated as of April 13, 2001 (9)
4.19        Atlantic Premium Brands, Ltd. Amended and Restated Warrant
            Certificate Contingent Common Stock Purchase Warrant of Banc One
            dated as of February 1, 2002 (*)
4.20        Atlantic Premium Brands, Ltd. Warrant Certificate Contingent Common
            Stock Purchase Warrant of Sterling dated as of April 13, 2001 (9)
4.21        Amended and Restated Put Option Agreement dated as of April 13, 2001 among the Company, Banc One and Sterling (9)
4.22        Amended and Restated Registration Rights Agreement dated as of April
            13, 2001 among the Company, Banc One and Sterling (9)
4.23        Amended and Restated Shareholders Agreement dated as of April 13,
            2001 among the Company, certain of its shareholders, Banc One and
            Sterling (9)
4.24        Amended and Restated Preemptive Rights Agreement dated as of April
            13, 2001 among the Company, Banc One and Sterling (9)
4.25        Debt Subordination Agreement dated as of March 20, 1998 among Banc
            One Capital Partners, LLC, the Company, certain of its subsidiaries and Fleet Capital Corporation (4)
4.26        Lien Subordination Agreement dated as of March 20, 1998 between
            Fleet Capital Corporation and Banc One Capital Partners, LLC (4)
10.1        Non-Compete and Non-Disclosure Agreement dated September 24, 1993 among the Company, Sterling Group, Inc., Eric D. Becker, Steven M.
            Taslitz, Douglas L. Becker and R. Christopher Hoehn-Saric (1)
10.2        Form of Tax Indemnification Agreement (1)
10.3        Stock Purchase Agreement dated April 23, 1999 among the Company and
            Bobby L. Grogan and Betty Ruth Grogan (5)
10.4        Atlantic Premium Brands, Ltd. Employee Stock Purchase Plan dated
            November 1, 1997 (2)
10.5        The Company's 1999 Amended and Restated Stock Option Plan (6)
10.6        Amended and Restated Employment Agreement dated January 10, 2002 between the Company and Alan. F. Sussna (*).
10.7        Employment Agreement dated as of April 6, 1998 between the Company and Thomas M. Dalton (7)
10.8        Employment Agreement dated August 10, 1998 between the Company and
            Steven Englander (8)
10.9        Employment Agreement dated October 1, 2000 between the Company and
            Merrick M. Elfman. (9)
10.10       Management Agreement dated October 1, 2000 by and between the
            Company and Sterling Advisors, L.P. (9)
21          Subsidiaries of the Company (*)
23          Consent of KPMG LLP (*)

----------
*Filed herewith

(1) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement No. 33-39561 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 15, 1996, filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated May 21, 1999, filed with the Securities and Exchange Commission on May 24, 1999, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-K for the quarter ended September 30, 1998, and incorporated herein by reference.
(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.