Form 10-Q
period 2002-03-31
ATLANTIC PREMIUM BRANDS LTD
filed 2002-05-15
CIK 912609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-13747


                          ATLANTIC PREMIUM BRANDS, LTD.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                              36-3761400
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       650 DUNDEE ROAD, SUITE 370
          NORTHBROOK, ILLINOIS                                      60062
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (847) 412-6200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---   ---


As of May 9, 2002, there were outstanding 6,734,391 shares of Common Stock, par value $.01 per share, of the Registrant.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                          ATLANTIC PREMIUM BRANDS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                   (in thousands, except shares and par value)


                                                                                        (Unaudited)
                                                                        December 31,     March 31,
                                                                           2001             2002
                                                                          -------         -------
                                     ASSETS
Current assets:
    Cash                                                                  $   560         $   521
    Accounts receivable, net of allowance for doubtful accounts
       of $208 and $199, respectively                                       7,184           6,107
    Inventory                                                               5,291           5,233
    Prepaid expenses and other current assets                               5,982           1,267
                                                                          -------         -------
          Total current assets                                             19,017          13,128

Property, plant and equipment, net                                         11,152          11,090
Goodwill, net                                                              11,378          10,478
Other assets, net                                                             317             277
                                                                          -------         -------
          Total assets                                                    $41,864         $34,973
                                                                          =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Checks outstanding                                                    $ 1,293         $ 1,938
    Notes payable under line of credit                                      4,976             729
    Current maturities of long-term debt                                    5,127           5,813
    Deferred income taxes                                                     742             742
    Accounts payable                                                        5,561           4,005
    Accrued expenses                                                        2,288           2,192
                                                                          -------         -------
          Total current liabilities                                        19,987          15,419

Long-term debt, net of current maturities                                   9,561           6,893
Deferred income taxes                                                         463             463
Put warrants                                                                  329             523
                                                                          -------         -------
          Total liabilities                                                30,340          23,298

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued or outstanding                                            --              --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,734,391 shares issued and outstanding                                 67              67
    Additional paid-in capital                                             10,452          10,452
    Retained earnings                                                       1,005           1,156
                                                                          -------         -------
          Total stockholders' equity                                       11,524          11,675
                                                                          -------         -------
          Total liabilities and stockholders' equity                      $41,864         $34,973
                                                                          =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                         2001                2002
                                                                     -----------          -----------
Net sales                                                            $    31,120          $    30,028
Cost of goods sold                                                        25,097               24,010
                                                                     -----------          -----------
          Gross profit                                                     6,023                6,018
                                                                     -----------          -----------
Selling, general and administrative expenses:
    Salaries and benefits                                                  2,474                2,477
    Other operating expenses                                               2,163                2,144
    Depreciation and amortization                                            501                  438
                                                                     -----------          -----------
          Total selling, general and administrative expenses               5,138                5,059
                                                                     -----------          -----------
    Income from operations                                                   885                  959

Other income (expense):
    Interest expense                                                        (659)                (494)
    Fair value adjustment to put warrants                                    (35)                (195)
    Other income, net                                                         (5)                  63
                                                                     -----------          -----------
    Income before income taxes and change in
        accounting principle                                                 186                  333
Income tax expense                                                          (105)                (181)
                                                                     -----------          -----------
    Income before change in accounting principle                              81                  152
    Change in accounting principle                                         1,402                 --
                                                                     -----------          -----------
    Net income                                                       $     1,483          $       152
                                                                     ===========          ===========
Weighted average common shares:
       Basic                                                           6,658,863            6,734,391
                                                                     ===========          ===========
       Diluted                                                         6,690,770            7,037,541
                                                                     ===========          ===========
Income per common share:
    Basic and diluted:
       Income before change in accounting principle                  $       .01          $       .02
       Change in accounting principle                                        .21                 --
                                                                     -----------          -----------
       Net income                                                    $       .22          $       .02
                                                                     ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                            Three Months Ended
                                                                                March 31,
                                                                           2001             2002
                                                                         -------          -------
Cash Flows from Operating Activities:
    Net income                                                            $ 1,483          $   152
    Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                          501              438
       Amortization of debt discount                                           53               51
       Change in accounting principle                                      (1,402)            --
       Fair value adjustment to put warrants                                   35              195
       Decrease in accounts receivable, net                                 1,360            1,077
       (Increase) decrease in inventory                                      (423)              58
       Decrease in prepaid expenses and other current assets                   51            4,715
       Decrease in accounts payable                                          (179)          (1,556)
       Increase (decrease) in accrued expenses and other
           current liabilities                                                742              (99)
                                                                          -------          -------
 Net cash provided by operating activities                                  2,221            5,031
                                                                          -------          -------
Cash Flows from Investing Activities:
    Acquisition of property, plant and equipment                             (822)            (340)
    Proceeds from disposal of Grogan's assets                                --              1,501
                                                                          -------          -------
              Net cash provided by (used in) investing activities            (822)           1,161
                                                                          -------          -------
Cash Flows from Financing Activities:
    (Increase) decrease in checks outstanding                              (1,186)             645
    Borrowings (repayments) under line of credit                              244           (4,247)
    Payments of term debt and notes payable                                  (478)          (2,034)
                                                                          -------          -------
              Net cash used in financing activities                        (1,420)          (5,636)
                                                                          -------          -------

Net decrease in cash                                                          (21)             (39)
Cash, beginning of period                                                     780              560
                                                                          -------          -------
Cash, end of period                                                       $   759          $   521
                                                                          =======          =======


These accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2002
                                 (in thousands)

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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for interim periods are not necessarily indicative of the operating results expected for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 2001 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

INVENTORY

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods, production parts and packaging supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:


                         December 31,        March 31,
                            2001               2002
                        ------------      -------------
Raw materials              $  343            $  381
Finished goods              3,077             2,967
Packaging and supplies      1,348             1,355
Production parts              523               530
                           ------            ------
       Total inventory     $5,291            $5,233
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

INCOME PER COMMON SHARE

The weighted average shares used to calculate basic and diluted income per common share for the three-month periods ended March 31, 2001 and 2002, are as follows:


                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        2001          2002
                                                      ----------------------
Weighted average shares outstanding for basic
   income per common share                            6,658,863    6,734,391
Dilutive effect of common stock options                  31,907      310,360
                                                      ---------    ---------
Weighted average shares outstanding for dilutive
   income per common share                            6,690,770    7,044,751
                                                      =========    =========


Options to purchase 1,142,768 shares of common stock at prices ranging from $2.75 to $6.50 per share were outstanding during the first quarter of 2002, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares during the quarter.

Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock at $3.38 per share were outstanding during the first quarter of 2001 and 2002 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common shares during the quarter.


2. CHANGES IN ACCOUNTING PRINCIPLE:

On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. The Company is required to perform an initial impairment review of goodwill by June 30, 2002 and an annual impairment review thereafter. The Company does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. The decrease in goodwill of $900 for the quarter ended March 31, 2002 relates to the proceeds from the sale of Grogan's assets which were sold in February 2002 and was included in the Company's Food Processing segment.

The following reflects the impact that SFAS No. 142 would have had on prior year net income and earnings per common share if adopted in 2001:


                                                                        Three months
                                                                       ended March 31,
                                                                 -------------------------
                                                                   2001             2002
                                                                 ---------         -------
Net income .................................................     $   1,483         $   152
  Cease goodwill amortization, net of taxes of $11 .........            80            --
                                                                 ---------         -------
Adjusted net income ........................................     $   1,563         $   152
                                                                 =========         =======

Net income per common share - Basic and diluted ............     $    0.22         $  0.02
  Cease goodwill amortization ..............................          0.02            --
                                                                 ---------         -------
Adjusted net income per common share - Basic and diluted ...     $    0.24         $  0.02
                                                                 =========         =======


We assess goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment if impairment triggers occur. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows.

The useful lives of amortizable intangibles are evaluated periodically, and subsequent to impairment reviews, to determine whether revision is warranted. The carrying amount, net of related accumulated amortization of the Company's amortizable intangibles, which are primarily deferred financing and acquisition costs, amounted to $291 and $252, respectively, at December 31, 2001 and March 31, 2002. Such amounts are included in Other Assets in the accompanying balance sheets.

In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue 2 of Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", as codified by EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This issue addresses the income statement classification of consideration paid from a vendor to an entity that purchases the vendor's products for resale. The Company adopted the consensus in the first quarter of 2002. The adoption of this consensus, including required retroactive adjustment of prior periods, resulted in a decrease of revenue and a corresponding decrease of cost of goods sold of $157 in 2001 and a decrease of revenue and a corresponding decrease of cost of goods sold of $201 in 2002. The above reclassifications have no impact on gross profit, income from operations or net income.

On January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment and the Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB No. 30), for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of SFAS No. 144 did not have any impact on the Company's financial statements.

The Company does not use nor hold derivative positions for trading purposes. In 1998, however, the Company entered into a derivative financial instrument in connection with the issuance of put warrants to purchase shares of common stock. On January 1, 2001, the Company was required to adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". On adoption of SFAS No. 133, the Company recorded a cumulative effect of change in accounting principle of $1,402 (net of zero income taxes) to reduce the carrying value of the liability related to the put warrants to fair value. Subsequent changes in the fair value of the put warrants estimated using the Black-Scholes option valuation model have been recorded as components of net income.

3. GROGAN'S FIRE:


On October 13, 2000, the Grogan's manufacturing plant located in Arlington, Kentucky was totally destroyed by fire. During fiscal 2001, the insurance settlement on the building and equipment destroyed in the fire was finalized at $6,800 and the Company recorded a pretax gain, net of costs incurred, in the amount of $4,800. The Company had collected $1,800 of the settlement as of December 31, 2001 and recorded a receivable in the amount of $5,000 which was included in prepaid expenses and other assets at December 31, 2001. This amount was subsequently collected in February 2002. Additionally, the Company has outstanding claims for inventory destroyed, continuing expenses, business interruption and other coverages which are in process. Based on communications with the insurance carrier, management and its insurance consultants believe, with reasonable certainty, that the Company will receive at least $750 in insurance proceeds related to such claims. The receivable for the anticipated proceeds of $750 is included in prepaid expenses and other current assets.

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

5. DEBT:

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

The $6,500 senior subordinated note, maturing on March 31, 2005, bears interest at 15% per annum. A loan amendment dated April 13, 2001, and effective January 17, 2001, increased the interest rate by 5% to 15% per annum. This incremental amount of interest is accrued on a periodic basis and will be payable on June 30, 2003. The other 10% of interest cost is paid monthly. Principal is payable in quarterly installments beginning June 30, 2003. Concurrent with the signing of the loan amendment, an entity owned by some of our directors, officers and 5% stockholders agreed to purchase 10% of the senior subordinated debt holder's interest in the senior subordinated notes and the related warrants.

The senior subordinated note was issued with detachable warrants with a put option to purchase 666,947 shares of nonvoting common stock at $3.38 per share and a contingent warrant to purchase up to a maximum of 428,753 shares of nonvoting common stock at $3.38 per share based upon the equity value of the Company on certain dates. The warrants were recorded at an estimated fair value of $1,435 and the related discount on the senior subordinated note was recorded for the same amount. This discount is being amortized over the seven year term of the note as additional interest expense. The fair value of the warrants is marked-to-market at the end of each reporting period.

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

Summarized financial information, by business segment, for the three months ended are as follows: (in thousands)


                                                      Three Months Ended
                                              ----------------------------------
                                              March 31, 2001      March 31, 2002
                                              --------------      --------------
Net sales:
        Food Processing                          $ 14,210             $ 13,535
        Food Distribution                          16,910               16,493
                                                 --------             --------
                                                 $ 31,120             $ 30,028
                                                 ========             ========

Interest expense:
        Food Processing                          $     37             $     30
        Food Distribution                              32                   39
        Corporate                                     590                  425
                                                 --------             --------
                                                 $    659             $    494
                                                 ========             ========

Depreciation and amortization:
        Food Processing                          $    405             $    377
        Food Distribution                              62                   19
        Corporate                                      34                   42
                                                 --------             --------
                                                 $    501             $    438
                                                 ========             ========

Income before income taxes and change
   in accounting principle:
        Food Processing                          $    909             $  1,264
        Food Distribution                             429                  457
        Corporate                                  (1,152)              (1,388)
                                                 --------             --------
                                                 $    186             $    333
                                                 ========             ========


                                            ------------------------------------
                                            December 31, 2001     March 31, 2002
                                            -----------------     --------------
Goodwill:
        Food Processing                           $ 6,251             $ 5,351
        Food Distribution                           5,127               5,127
                                                  -------             -------
                                                  $11,378             $10,478
                                                  =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

Net Sales. Net sales decreased by $1.1 million or 3.5% from $31.1 million for the quarter ended March 31, 2001 to $30.0 million for the quarter ended March 31, 2002. The decrease in net sales during the quarter was primarily due to the sale of the Grogan's business during the first quarter of 2002.

Gross Profit. Gross profit was $6.0 million for both the quarter ended March 31, 2001 and the quarter ended March 31, 2002. Gross profit as a percentage of net sales increased from 19.4% for the quarter ended March 31, 2001 to 20.0% for the quarter ended March 31, 2002. The increase in the gross profit percentage was primarily attributable to the favorable raw material pricing (i.e, lower hog costs) realized in the first quarter of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.1 million for both the quarter ended March 31, 2001 and for the quarter ended March 31, 2002. Increases in salaries and other expenses were offset by the elimination of goodwill amortization and lower selling, general and administrative expenses due to the sale of the Grogan's business.

Income from Operations. Income from operations increased $0.1 million from $0.9 million for the quarter ended March 31, 2001 to $1.0 million for the quarter ended March 31, 2002. This increase is attributable to factors discussed above.

Interest Expense. Interest expense decreased $0.2 million from $0.7 million for the quarter ended March 31, 2001 to $0.5 million for the quarter ended March 31, 2002. This decrease was primarily due to a decrease in the cost of our variable-rate borrowings and the related outstanding balances.

We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition. Commencing on January 1, 2001, we were required to mark-to-market the estimated fair value of the put option. Any change to such value is charged or credited to earnings as a fair value adjustment to put warrants. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the quarter ended March 31, 2002, we recorded additional expense of $0.2 million as a fair value adjustment to put warrants.

Other Income. Other income increased by $0.1 million to $0.1 million for the quarter ended March 31, 2002. This change was primarily due to the gain on the sale of Grogan's.

Income before Income Taxes and Change in Accounting Principle. Income before income taxes and change in accounting principle increased $0.1 million from $0.2 million for the quarter ended March 31, 2001 to $0.3 million for the quarter ended March 31, 2002. This increase is attributable to the factors discussed above.

Income Taxes. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of the fair value adjustment to the put warrant.

CHANGES IN ACCOUNTING PRINCIPLES

On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Upon our adoption of SFAS No. 133, we recorded a cumulative effect of change in accounting principle in the amount of $1.402 million (net of zero income taxes). The cumulative effect of change in accounting principle was recorded to reduce the carrying value of the liability related to the put warrants to fair value. The fair value of the warrants is estimated using a Black-Scholes option-valuation model. Subsequent changes in the fair value of the put warrants are recorded as a component of net income. We do not have any other derivative instruments.

On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. We are required to perform an initial impairment review of goodwill by June 30, 2002 and an annual impairment review thereafter. We do not expect to record an impairment charge upon completion of the initial impairment review; however, there can be no assurance at this time that this expectation will be the result. Goodwill amortization, net of zero income taxes, recorded in the quarter ended March 31, 2001 totaled $0.1 million. As a result of the adoption of SFAS No. 142, no goodwill amortization was recorded in the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the quarter ended March 31, 2001 was $2.2 million. This amount was principally the result of income from operations, depreciation and amortization, a decrease in accounts receivable and an increase in accrued expenses and other current liabilities. This was partially offset by an increase in inventory and the non-cash change in accounting principle to record the put warrants at fair value. Net cash provided by operating activities for the quarter ended March 31, 2002 was $5.0 million. This amount was principally the result of income from operations, depreciation and amortization, a decrease in accounts receivable and a decrease in prepaid expenses and other current assets.

Cash used in investing activities for the quarter ended March 31, 2001 was $0.8 million which was related to capital expenditures. Cash provided by investing activities for the quarter ended March 31, 2002 was $0.6 million which was primarily related to the sale of Grogan's. This amount was partially offset by capital expenditures.

Cash used in financing activities in the quarter ended March 31, 2001 was $1.4 million, and it was principally affected by an increase in the bank overdraft and payments of term debt and other notes payable, partially offset by borrowings under the line of credit. Cash used in financing activities in the quarter ended March 31, 2002 was $5.6 million, and it was principally affected by repayments under the line of credit and the payments of term debt and other notes payable.

In the first quarter of 1998, we borrowed approximately $6.5 million in senior subordinated debt ("Senior Subordinated Note") from Banc One Capital Partners, LLC ("BOCP"). In connection with this Senior Subordinated Note we issued detachable common stock warrants with a put option. We also refinanced our line of credit and term debt ("Fleet Facility") through Fleet Capital ("Fleet").

As of March 31, 2001 and 2002, we had outstanding under the Fleet Facility approximately $6.7 million and $3.0 million, respectively, in term debt and approximately $5.3 million and $0.7 million, respectively, in line-of-credit borrowings. We owed $6.5 million to BOCP and Sterling BOCP, LLC, an entity owned by some of our directors, officers and 5% shareholders, under the Senior Subordinated Note, and approximately $2.7 million of subordinated debt to former owners of Prefco, Richard's, Grogan's and Partin's. Under the terms of an amendment to the Senior Subordinated Note dated April 13, 2001 and effective January 17, 2001, the interest rate was increased from 10% to 15% per annum. The incremental increase of 5% is accrued, compounded monthly and payable in full on June 30, 2003. The subordinated debt owed to former owners bears interest at an average rate of approximately 9.7% per annum. The term debt and line of credit agreement under the Fleet Facility bear annual interest at either the bank's prime rate plus 1% (9.75% and 5.75% at March 31, 2001 and 2002, respectively) or adjusted LIBOR plus 2.5%, at our option. At March 31, 2002 we had the capacity to borrow $5.5 million under the Fleet Facility.

In the first quarter of 2002 we received $5 million as part of the Grogan's fire insurance settlement. These monies will be used to pay the federal and state taxes and other expenses associated with the settlement and the remainder has been applied to the Fleet Facility.

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

As part of BOCP's release of security interests in the assets of Grogan's in February, 2002, BOCP agreed to amend its warrants with the put option to provide that BOCP's warrants expire if we obtain replacement financing for the Senior Subordinated Note prior to September 30, 2002.

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

Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. We do not use, and have not in the past quarter used, any derivative financial instruments relating to the risk associated with changes in interest rates.

We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition in 1998. Commencing on January 1, 2001 we are required to mark-to-market the estimated fair value of the put option. Any change to such value is charged or credited to earnings as a fair value adjustment to put warrants. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model.

We are exposed to credit risk on certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

FORWARD LOOKING STATEMENTS

We want to provide stockholders and investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains forward-looking information and describes our belief concerning future business conditions and our outlook based on currently available information. Whenever possible, we have identified these forward looking statements by words such as "believe," "expect," "will depend" and similar expressions. These forward-looking statements are subject to risks and uncertainties that would cause our actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of our business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the warrants with the put option on our net income and effective tax rate; our ability to raise additional capital; sensitivity to such factors as weather and raw material costs and the factors discussed above under the caption "Quantitative and Qualitative Disclosures About Market Risk." Readers are encouraged to review the information in Item 1 under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Current Report on Form 8-K dated June 4, 1997 filed with the

Securities and Exchange Commission for a more complete description of these factors. We assume no obligation to update the information contained in this Quarterly Report on Form 10-Q.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits: The following are filed as Exhibits to this Quarterly Report on Form 10-Q:

            Exhibit
            Number                    Description

            3.1 Certificate of Incorporation of the Company, including all amendments thereto (1)

            3.2      By-Laws of the Company (2)

            4.1 Atlantic Premium Brands, Ltd. Amended and Restated Warrant Certificate Common Stock Purchase Warrant of Banc One dated as of February 1, 2002 (3)

            4.2 Atlantic Premium Brands, Ltd. Amended and Restated Warrant Certificate Contingent Common Stock Purchase Warrant of Banc One dated as of February 1, 2002 (3)

            10.1 Amended and Restated Employment Agreement dated as of January 10, 2002 by and between the Company and Alan F. Sussna (3)

----------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

        (b) Reports on Form 8-K:

            None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ATLANTIC PREMIUM BRANDS, LTD.

Dated as of May 9, 2002                  By: /s/ Thomas M. Dalton
                                             ----------------------
                                             Thomas M. Dalton, Chief Financial
                                             Officer, Chief Operating Officer
                                             and Senior Vice President (On
                                             behalf of Registrant and as Chief
                                             Accounting Officer)

                                INDEX TO EXHIBITS


            Exhibit
            Number            Description

            3.1 Certificate of Incorporation of the Company, including all amendments thereto (1)

            3.2      By-Laws of the Company (2)

            4.1 Atlantic Premium Brands, Ltd. Amended and Restated Warrant Certificate Common Stock Purchase Warrant of Banc One dated as of February 1, 2002 (3)

            4.2 Atlantic Premium Brands, Ltd. Amended and Restated Warrant Certificate Contingent Common Stock Purchase Warrant of Banc One dated as of February 1, 2002 (3)

            10.1 Amended and Restated Employment Agreement dated as of January 10, 2002 by and between the Company and Alan F. Sussna (3)

----------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.