Form 10-Q
period 2002-06-30
ATLANTIC PREMIUM BRANDS LTD
filed 2002-08-14
CIK 912609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
                                  June 30, 2002

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-13747


                          ATLANTIC PREMIUM BRANDS, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                      36-3761400
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)
-----------------------------------------                 -------------------


       650 DUNDEE ROAD, SUITE 370
          NORTHBROOK, ILLINOIS                                   60062
-----------------------------------------                     ----------
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


As of August 12, 2002, there were outstanding 6,734,391 shares of Common Stock, par value $.01 per share, of the Registrant.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          ATLANTIC PREMIUM BRANDS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands, except shares and par value)

                                                                               (Unaudited)
                                                                DECEMBER 31,     JUNE 30,
                                                                   2001            2002
                                                                ------------   -----------
                                     ASSETS
Current assets:
    Cash                                                          $   560        $   488
    Accounts receivable, net of allowance for
       doubtful accounts of $208 and $184,
       respectively                                                 7,184          6,390
    Inventory                                                       5,291          5,808
    Prepaid expenses and other current assets                       5,982          1,396
                                                                  -------        -------
          Total current assets                                     19,017         14,082

Property, plant and equipment, net                                 11,152         10,793

Goodwill, net                                                      11,378         10,478

Other assets, net                                                     317            239
                                                                  -------        -------

          Total assets                                            $41,864        $35,592
                                                                  =======        =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Checks outstanding                                            $ 1,293        $ 1,486
    Notes payable under line of credit                              4,976          1,732
    Current maturities of long-term debt                            5,127          6,029
    Deferred income taxes                                             742            742
    Accounts payable                                                5,561          4,468
    Accrued expenses                                                2,288          2,230
                                                                  -------        -------

          Total current liabilities                                19,987         16,687

Long-term debt, net of current maturities                           9,561          6,054
Deferred income taxes                                                 463            463
Put warrants                                                          329            261
                                                                  -------        -------

          Total liabilities                                        30,340         23,465

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
       authorized; none issued or outstanding                           -              -
    Common stock, $.01 par value; 30,000,000 shares
       authorized; 6,734,391 shares issued
          and outstanding                                              67             67
    Additional paid-in capital                                     10,452         10,452
    Retained earnings                                               1,005          1,608
                                                                  -------        -------
          Total stockholders' equity                               11,524         12,127
                                                                  -------        -------
Total liabilities and stockholders' equity                        $41,864        $35,592
                                                                  =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (in thousands, except per share amounts)
                               THREE MONTHS ENDED
                                    JUNE 30,



                                                        2001           2002
                                                    -----------    -----------

Net sales                                           $    33,302    $    29,927

Cost of goods sold                                       27,863         23,906
                                                    -----------    -----------

          Gross profit                                    5,439          6,021
                                                    -----------    -----------

Selling, general and administrative expenses:
    Salaries and benefits                                 2,417          2,451
    Other operating expenses                              2,169          2,279
    Depreciation and amortization                           528            458
                                                    -----------    -----------

          Total selling, general and
              administrative expenses                     5,114          5,188
                                                    -----------    -----------

          Income from operations                            325            833

Other income (expense):
          Interest expense                                 (636)          (466)
          Fair value adjustment to put warrants             (34)           263
          Other income, net                               2,310             20
                                                    -----------    -----------

          Income before income tax expense                1,965            650

Income tax expense                                          856            199
                                                    -----------    -----------

          Net income                                $     1,109    $       448
                                                    ===========    ===========

Weighted average common shares:

    Basic                                             6,658,863      6,734,391
                                                    ===========    ===========
    Diluted                                           6,691,174      7,128,470
                                                    ===========    ===========
Income per common share

    Basic                                           $       .17    $       .07
    Diluted                                         $       .17    $       .06




The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                 (in thousands, except share and per share data)
                                SIX MONTHS ENDED
                                    JUNE 30,



                                                        2001           2002
                                                    -----------    -----------

Net sales                                           $    64,422    $    59,955

Cost of goods sold                                       52,960         47,916
                                                    -----------    -----------

          Gross profit                                   11,462         12,039
                                                    -----------    -----------
Selling, general and administrative expenses:
    Salaries and benefits                                 4,891          4,928
    Other operating expenses                              4,332          4,423
    Depreciation and amortization                         1,029            896
                                                    -----------    -----------
          Total selling, general and
                administrative expenses                  10,252         10,247
                                                    -----------    -----------

          Income from operations                          1,210          1,792

Other income (expense):
          Interest expense                               (1,295)          (960)
          Fair value adjustment to put warrants             (69)            68
          Other income, net                               2,305             83
                                                    -----------    -----------
          Income before income tax expense and
             change in accounting principle               2,151            983

Income tax expense                                          961            380
                                                    -----------    -----------
       Income before change in accounting
             principle                                    1,190            603

       Change in accounting principle                     1,402              -
                                                    -----------    -----------
              Net income                            $     2,592    $       603
                                                    ===========    ===========
    Weighted average common shares:

       Basic                                          6,658,863      6,734,391
                                                    ===========    ===========
       Diluted                                        6,691,174      7,055,950
                                                    ===========    ===========
Income per common share:
  Basic and diluted:
    Income before change in
        accounting principle                        $       .18    $       .09
    Change in accounting principle                          .21              -
                                                    -----------    -----------
        Net income                                  $       .39    $       .09
                                                    ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                SIX MONTHS ENDED
                                    JUNE 30,


                                                                 2001         2002
                                                                -------      -------
Cash flows from operating activities:
    Net income                                                  $ 2,592      $   603
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation and amortization                              1,029          895
       Amortization of debt discount and
           deferred financing costs                                 125          104
       Change in accounting principle                            (1,402)           -
       Fair value adjustment to put warrants                         69          (68)
       (Increase) decrease in accounts receivable, net              (72)         794
       Increase in inventory                                       (593)        (517)
       (Increase) decrease in prepaid expenses and
           other current assets                                  (2,397)       4,586
       Increase (decrease) in accounts payable                      939       (1,093)
       Increase (decrease) in accrued expenses and
           other current liabilities                              1,010          (54)
                                                                -------      -------
              Net cash provided by operating
                 activities                                       1,300        5,250
                                                                -------      -------
Cash flows from investing activities:
    Acquisition of property, plant and equipment                   (940)        (564)
    Proceeds from disposition of property, plant
           and equipment                                              -        1,002
                                                                -------      -------
              Net cash provided by (used in)
                 investing activities                              (940)         438
                                                                -------      -------
Cash flows from financing activities:
    Increase (decrease) in bank overdraft                        (1,196)         193
    Net borrowings (repayments) under line of credit              1,853       (3,244)
    Payments of term debt and notes payable                      (1,119)      (2,709)
    Cost of bank negotiations                                      (143)           -
                                                                -------      -------
              Net cash used in financing
                 activities                                        (605)      (5,760)
                                                                -------      -------

Net decrease in cash                                               (245)         (72)

Cash, beginning of period                                           780          560
                                                                -------      -------
Cash, end of period                                             $   535      $   488
                                                                =======      =======


These accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

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

INVENTORY

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods, production parts and packaging supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:


                                  DECEMBER 31,    JUNE 30,
          (in thousands)              2001          2002
                                  ------------    --------

          Raw materials              $  343        $  412
          Finished goods              3,077         3,582
          Packaging supplies          1,348         1,278
          Production parts              523           536
                                     ------        ------

                 Total inventory     $5,291        $5,808
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

INCOME PER COMMON SHARE

The weighted average shares used to calculate basic and diluted income per common share for the three-month and six-month periods ended June 30, 2001 and 2002, are as follows:


                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                             2001          2002           2001        2002
                                             ----          ----           ----        ----
Weighted average shares outstanding for
basic income per common share              6,658,863     6,734,391      6,658,863   6,734,391

Dilutive effect of common stock options       32,311       394,079         32,311     321,559
                                           ---------     ---------      ---------   ---------

Weighted average shares outstanding for
dilutive income per common share           6,691,174     7,128,470      6,691,174   7,055,950
                                           =========     =========      =========   =========



Options to purchase 1,798,959 and 1,090,268 shares of common stock at prices ranging from $1.33 to $6.50 per share were outstanding during the second quarter of 2001 and 2002, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares during the quarter.

Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock, as of June 30, 2001 and 2002 at $3.38 per share were outstanding during the second quarter of 2001 and 2002 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common shares during the quarter.


2. CHANGES IN ACCOUNTING PRINCIPLES:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. The Company was required to perform an initial impairment review of goodwill by June 30, 2002 and is required to perform an annual impairment review thereafter. No impairment charges resulted from the required impairment evaluations. The decrease in goodwill of $900 for the six months ended June 30, 2002 relates to the proceeds from the sale of Grogan's assets which were sold in February 2002 and was included in the Company's food processing segment.

The following reflects the impact that SFAS No. 142 would have had on prior year net income and earnings per common share if adopted in 2001:


                                                                          Three months              Six months
                                                                         Ended June 30,           Ended June 30,
                                                                    -----------------------   -----------------------
                                                                      2001          2002        2001          2002
                                                                    ---------     ---------   ---------     ---------
Net income                                                          $   1,109     $     451   $   2,592     $     603
   Cease goodwill amortization, net of taxes of $11 and $22 for
          the three and six month periods ended June 30, 2001              80            --         160            --
                                                                    ---------     ---------   ---------     ---------
Adjusted net income                                                 $   1,189     $     451   $   2,752     $     603
                                                                    =========     =========   =========     =========

Net income per common share - Basic                                 $     .17     $     .07   $     .39     $     .09
   Cease goodwill amortization                                            .02            --         .02            --
                                                                    ---------     ---------   ---------     ---------
Adjusted net income per common share - Basic                        $     .19     $     .07   $     .41     $     .09
                                                                    =========     =========   =========     =========

Net income per common share - Diluted                               $     .17     $     .06   $     .39     $     .09
   Cease goodwill amortization                                            .01            --         .02            --
                                                                    ---------     ---------   ---------     ---------
Adjusted net income per common share - Diluted                      $     .18     $     .06   $     .41     $     .09
                                                                    =========     =========   =========     =========

We assess goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment if impairment triggers occur. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair value is generally measured with discounted estimated future cash flows.

The useful lives of amortizable intangibles are evaluated periodically, and subsequent to impairment reviews, to determine whether revision is warranted. The carrying amount, net of related accumulated amortization of the Company's amortizable intangibles, which are primarily deferred financing and acquisition costs, amounted to $291 and $214, respectively, at December 31, 2001 and June 30, 2002. Such amounts are included in other assets in the accompanying consolidated balance sheets.

In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue 2 of Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", as codified by EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This issue addresses the income statement classification of consideration paid from a vendor to an entity that purchases the vendor's products for resale. The Company adopted the consensus in the first quarter of 2002. The adoption of this consensus, including required retroactive adjustment of prior periods, resulted in a decrease of net sales and a corresponding decrease of cost of goods sold of $346 for the six months ended June 30, 2001 and $380 for the six months ended June 30, 2002. The above reclassifications have no impact on gross profit, income from operations or net income.

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

3. GROGAN'S FIRE:

On October 13, 2000, the Grogan's manufacturing plant located in Arlington, Kentucky was totally destroyed by fire. During fiscal 2001, the insurance settlement on the building and equipment destroyed in the fire was finalized at $6,800 and the Company recorded a pretax gain, net of costs incurred, in the amount of $4,800. The Company had collected $1,800 of the settlement as of December 31, 2001 and recorded a receivable in the amount of $5,000 which was included in the prepaid expenses and other assets at December 31, 2001. This amount was subsequently collected in February 2002. Additionally, the Company has outstanding claims for inventory destroyed, continuing expenses, business interruption and other coverages which are in process. Based on communications with the insurance carrier, management and its insurance consultants believe, with reasonable certainty, that the Company will receive at least $750 in insurance proceeds related to such claims. The receivable for the anticipated proceeds of $750 is included in prepaid expenses and other current assets.

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

5. DEBT:

The Company's debt consists of an $11,000 term note, a $15,000 line of credit and a $6,500 senior subordinated note with detachable warrants with a put option.

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

Junior subordinated notes in the principal amount of $1,400, $875 and $190 were due on March 31, 2001, July 31, 2001 and September 30, 2001, respectively, but were not paid because of restrictive covenants under the credit facilities. Payment on each of these notes will be made when such payment will not violate the covenants under our credit facilities. Under the terms of an inter-creditor subordination agreement, the junior subordinated debt holders are prohibited from exercising any remedy with respect to this debt until the obligations under the credit facilities are paid in full; however, the interest rates of 9%, 6.35% and 8%, respectively, on these notes were increased by 2% per annum after their respective due dates.


6. SEGMENTS:

The Company's operations have been classified into two business segments: food processing and food distribution. The food processing segment includes the processing and sales of sausages and related food products to distributors and retailers in Louisiana, Texas, Oklahoma and other surrounding states. The food distribution segment includes the purchasing, marketing, and distribution of packaged meat products to retailers and restaurants, located primarily in Texas.

Summarized financial information, by business segment, for the three months ended are as follows: (in thousands)


                                                  THREE MONTHS ENDED
                                                  ------------------
                                            JUNE 30,              JUNE 30,
                                              2001                  2002
                                            --------              --------
Net sales:
        Food Processing                     $ 13,916              $ 12,606
        Food Distribution                     19,386                17,321
                                            --------              --------
                                              33,302                29,927
                                            ========              ========

Interest expense:
        Food Processing                           41                    28
        Food Distribution                         38                    38
        Corporate                                557                   400
                                            --------              --------
                                                 636                   466
                                            ========              ========
Depreciation and amortization:
        Food Processing                          425                   400
        Food Distribution                         62                    17
        Corporate                                 41                    41
                                            --------              --------
                                                 528                   458
                                            ========              ========
Income (loss) before income taxes:
        Food Processing                        2,864(a)              1,115
        Food Distribution                        411                   342
        Corporate                             (1,310)                 (807)
                                            --------              --------
                                            $  1,965              $    650
                                            ========              ========


(a) Includes $2.3 million of other income related to the insurance settlement for the Grogan's fire.

Summarized financial information, by business segment, for the six months ended are as follows: (in thousands)



                                                      SIX MONTHS ENDED
                                                      ----------------
                                               JUNE 30,              JUNE 30,
                                                 2001                  2002
                                               --------              --------
Net sales:
        Food Processing                        $ 28,126              $ 26,141
        Food Distribution                        36,296                33,814
                                               --------              --------
                                                 64,422                59,955
                                               ========              ========
Interest expense:
        Food Processing                              78                    58
        Food Distribution                            70                    77
        Corporate                                 1,147                   825
                                               --------              --------
                                                  1,295                   960
                                               ========              ========
Depreciation and amortization:
        Food Processing                             830                   777
        Food Distribution                           124                    36
        Corporate                                    75                    83
                                               --------              --------
                                                  1,029                   896
                                               ========              ========

Income before income taxes and change
     in accounting principle:
        Food Processing                           3,773(a)              2,379
        Food Distribution                           840                   799
        Corporate                                (2,462)               (2,195)
                                               --------              --------
                                               $  2,151              $    983
                                               ========              ========



(a) Includes $2.3 million of other income related to the insurance settlement for the Grogan's fire.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

Net Sales. Net sales decreased by $3.4 million or 10.0% from $33.3 million for the quarter ended June 30, 2001 to $29.9 million for the quarter ended June 30, 2002. The decrease in net sales during the quarter was primarily due to the sale of the Grogan's business during the first quarter of 2002 and lower selling prices on many products, which resulted from lower meat prices.

Gross Profit. Gross profit increased by $0.6 million or 11.0% from $5.4 million for the quarter ended June 30, 2001 to $6.0 million for the quarter ended June 30, 2002. Gross profit as a percentage of net sales increased from 16.0% for the quarter ended June 30, 2001 to 20.0% for the quarter ended June 30, 2002. The increase in the gross profit percentage was primarily attributable to the favorable raw material pricing (i.e., lower hog costs) realized in the second quarter of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.1 million or 2.0% from $5.1 million for the quarter ended June 30, 2001 to $5.2 for the quarter ended June 30, 2002. Selling, general and administrative expenses as a percentage of net sales increased from 15.4% for the quarter ended June 30, 2001 to 17.3% for the quarter ended June 30, 2002. Increases in salaries and other expenses were offset by the elimination of goodwill amortization and lower selling, general and administrative expenses due to the sale of the Grogan's business.

Income from Operations. Income from operations increased $0.5 million from $0.3 million for the quarter ended June 30, 2001 to $0.8 million for the quarter ended June 30, 2002. This increase is attributable to factors discussed above.

Interest Expense. Interest expense decreased $0.1 million from $0.6 million for the quarter ended June 30, 2001 to $0.5 million for the quarter ended June 30, 2002. This decrease was primarily due to a decrease in the cost of our variable-rate borrowings and the related outstanding balances.

We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition. Commencing on January 1, 2001, we were required to mark-to-market the estimated fair value of the put option. Any change to such value is charged or credited to earnings as a fair value adjustment to put warrants. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the quarter ended June 30, 2002, we recorded additional income of $0.3 million as a fair value adjustment to put warrants.

Other Income. Other income decreased from $2.3 million for the quarter ended June 30, 2001 to $20 thousand for the quarter ended June 30, 2002. This change was primarily due to the recognition of a gain for the excess of the estimated proceeds from the insurance policy that was carried on the Grogan's facility over the carrying value of the related property and equipment during the quarter ended June 30, 2001.

Income before Income Taxes and Change in Accounting Principle. Income before income taxes and change in accounting principle decreased $1.4 million from $2.0 million for the quarter ended June 30, 2001 to $0.6 million for the quarter ended June 30, 2002. This decrease is attributable to the factors discussed above.

Income Taxes. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of the fair value adjustment to the put warrant.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net Sales. Net sales decreased by $4.4 million or 7.0% from $64.4 million for the six months ended June 30, 2001 to $60.0 million for the six months ended June 30, 2002. The decrease in net sales during the period was primarily due to the sale of the Grogan's business during the first quarter of 2002 and lower selling prices on many products, which resulted from lower meat prices.

Gross Profit. Gross profit increased by $0.5 million or 4.3% from $11.5 million for the six months ended June 30, 2001 to $12.0 million for the six months ended June 30, 2002. Gross profit as a percentage of net sales increased from 18.0% for the six months ended June 30, 2001 to 20.0% for the six months ended June 30, 2002. Both the increase in gross profit dollars and the increase in the gross profit percentage margin are primarily attributable to the favorable raw material pricing (i.e., lower hog costs) realized in the first six months of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.25 million for both the six months ended June 30, 2001 and for the six months ended June 30, 2002. Selling, general and administrative expenses as a percentage of net sales increased from 15.9% for the six months ended June 30, 2001 to 17.1% for the six months ended June 30, 2002. The increase in the selling, general and administrative expenses as a percentage of sales resulted from increases in salaries and fleet operating expenses which were not entirely offset by the elimination of goodwill amortization and lower selling, general and administrative expenses due to the sale of the Grogan's business.

Income from Operations. Income from operations increased $0.6 million from $1.2 million for the six months ended June 30, 2001 to $1.8 million for the six months ended June 30, 2002. This increase is attributable to the factors discussed above.

Interest Expense. Interest expense decreased $0.3 million from $1.3 million for the six months ended June 30, 2001 to $1.0 million for the six months ended June 30, 2002. This decrease was primarily due to a decrease in the cost of our variable-rate borrowings and the related outstanding balances.

We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition. Commencing on January 1, 2001, we were required to mark-to-market the estimated fair value of the put option. Any change to such value is charged or credited to earnings as a fair value adjustment to put warrants. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the six months ended June 30, 2002, we recorded additional income of $0.1 million as a fair value adjustment to put warrants.

Other Income. Other income decreased $2.2 million from $2.3 million for the six months ended June 30, 2001 to $0.1 million for the six months ended June 30, 2002. This change was primarily due to our recognition of a gain for the excess of the estimated proceeds from the insurance policy that was carried on the Grogan's facility over the carrying value of the related property and equipment during the quarter ended June 30, 2001.

Income Tax Expense. The effective tax rate differs from the statutory rate primarily because of state income taxes and, for the six months ended June 30, 2001, the non-deductibility of goodwill amortization.

CHANGES IN ACCOUNTING PRINCIPLES

On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Upon our adoption of SFAS No. 133, we recorded a cumulative effect of change in accounting principle in the amount of $1.4 million (net of zero income taxes). The cumulative effect of change in accounting principle was recorded to reduce the carrying value of the liability related to the put warrants to fair value. The fair value of the warrants is estimated using a Black-Scholes option-valuation model. Subsequent changes in the fair value of the put warrants are recorded as a component of net income. We do not have any other derivative instruments.

On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. We were required to perform an initial impairment review of goodwill, which did not result in any change in the carrying value of the assets. Goodwill amortization, net of income taxes, recorded in the quarter and six months ended June 30, 2001 totaled $0.1 million and $0.2 million, respectively. As a result of the adoption of SFAS No. 142, no goodwill amortization was recorded in the six months ended June 30, 2002.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003 and does not expect that it will have a material impact on the financial position or results of operations of the Company.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2001 was $1.3 million. This amount was principally the result of income from operations, depreciation and amortization, and an increase in accrued expenses and other current liabilities. This was partially offset by an increase in inventory and prepaid expenses. Net cash provided by operating activities for the quarter ended June 30, 2002 was $5.3 million. This amount was principally the result of income from operations, depreciation and amortization, a decrease in accounts receivable and a decrease in prepaid expenses and other current assets resulting from the receipt of insurance proceeds related to the Grogan's fire. This was partially offset by a decrease in accounts payable.

Cash used in investing activities for the quarter ended June 30, 2001 was $0.9 million, which was related to capital expenditures. Cash provided by investing activities for the quarter ended June 30, 2002 was $0.4 million, which was primarily related to the sale of Grogan's. This amount was partially offset by capital expenditures.

Cash used in financing activities in the quarter ended June 30, 2001 was $0.6 million, principally affected by a decrease in the bank overdraft and payments of term debt and other notes payable, partially offset by borrowings under the line of credit. Cash used in financing activities in the quarter ended June 30, 2002 was $5.8 million, and it was principally affected by repayments under the line of credit and the payments of term debt and other notes payable.

In the first quarter of 1998, we borrowed approximately $6.5 million in senior subordinated debt ("Senior Subordinated Note") from Banc One Capital Partners, LLC ("BOCP"). In connection with this Senior Subordinated Note we issued detachable common stock warrants with a put option. We also refinanced our line of credit and term debt ("Fleet Facility") through Fleet Capital ("Fleet").

As of June 30, 2001 and 2002, we had outstanding under the Fleet Facility approximately $6.2 million and $2.4 million, respectively, in term debt and approximately $6.9 million and $1.7 million, respectively, in line-of-credit borrowings. We owed $6.5 million to BOCP and Sterling BOCP, LLC, an entity owned by some of our directors, officers and 5% shareholders, under the Senior Subordinated Note, and approximately $2.7 million of subordinated debt to former owners of Prefco, Richard's, Grogan's and Partin's. Under the terms of an amendment to the Senior Subordinated Note dated April 13, 2001 and effective January 17, 2001, the interest rate was increased from 10% to 15% per annum. The incremental increase of 5% is accrued, compounded monthly and payable in full on June 30, 2003. The subordinated debt owed to former owners bears interest at an average rate of approximately 9.7% per annum. The term debt and line of credit agreement under the Fleet Facility bear annual interest at either the bank's prime rate plus 1% (9.75% and 5.75% at June 30, 2001 and 2002, respectively) or adjusted LIBOR plus 2.5%, at our option. At June 30, 2002 we had the capacity to borrow $5.2 million under the Fleet Facility.

In the first six months of 2002, we received $5 million as part of the Grogan's fire insurance settlement. These monies will be used to pay the federal and state taxes and other expenses associated with the settlement and the remainder has been applied to the Fleet Facility.

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

As part of BOCP's release of security interests in the assets of Grogan's in February 2002, BOCP agreed to amend its warrants with the put option to provide that BOCP's warrants expire if we obtain replacement financing for the Senior Subordinated Note prior to September 30, 2002.

A junior subordinated note to a former owner in the principal amount of $1.4 million was due on June 30, 2001, but was not paid because of restrictions under the Fleet Facility and the Senior Subordinated Note. Two additional junior subordinated notes to former owners, one in the amount of $0.9 million and another in the amount of $0.2 million, became due on July 31, 2001 and September 30, 2001, respectively. Payment on each of these notes will be made when such payment will not violate the covenants under our credit facilities. Under the terms of an inter-creditor subordination agreement, the former owners are prohibited from exercising any remedy with respect to this debt until the Fleet Facility and the Senior Subordinated Note obligations are paid in full; however, the interest rates of 9%, 6.35% and 8%, respectively, on each note increased by 2% per annum after its due date because the principal was not paid.

We believe that cash generated from operations and bank borrowings will be sufficient to fund our debt service, working capital requirements and capital expenditures as currently contemplated for 2002. Our ability to fund our working capital requirements and capital expenditures, however, will depend in large part on our ability to continue to comply with debt covenants. Our ability to continue to comply with these covenants will depend on a number of factors, certain of which are beyond our control, including but not limited to, implementation of our business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on our future operating performance. No assurance can be given that we will remain in compliance with such covenants throughout the term of both the Fleet Facility and the Senior Subordinated Note.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The following are filed as Exhibits to this Quarterly Report on Form 10-Q:

              Exhibit
              Number                    Description

               3.1 Certificate of Incorporation of the Company, including all amendments thereto (1)

               3.2      By-Laws of the Company (2)

               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

----------------

(*)      Filed herewith.

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


                                             ATLANTIC PREMIUM BRANDS, LTD.

Dated as of August 13, 2002                  By:  /s/ Thomas M. Dalton
                                                --------------------------------
                                                Thomas M. Dalton, Chief
                                                Financial Officer, Chief
                                                Operating Officer and Senior
                                                Vice President (On behalf of
                                                Registrant and as Chief
                                                Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                    Description

  3.1 Certificate of Incorporation of the Company, including all amendments thereto (1)

  3.2    By-Laws of the Company (2)

 99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002 (*)


----------------
(*)      Filed herewith.

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.