Form 10-Q
period 2002-09-30
ATLANTIC PREMIUM BRANDS LTD
filed 2002-11-13
CIK 912609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

          { } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-13747

                          ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         36-3761400
-----------------------------------                -----------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


      650 DUNDEE ROAD, SUITE 370
         NORTHBROOK, ILLINOIS                                  60062
----------------------------------------           -----------------------------
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

As of November 8, 2002, there were outstanding 6,734,391 shares of Common Stock, par value $.01 per share, of the Registrant.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          ATLANTIC PREMIUM BRANDS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                   (in thousands, except shares and par value)


                                                                                        (Unaudited)
                                                                       December 31,     September 30,
                                                                           2001             2002
                                                                       ------------     -------------
                                ASSETS
Current assets:
    Cash                                                                   $   560          $   814
    Accounts receivable, net of allowance for doubtful accounts
       of $208 and $170, respectively                                        7,184            5,579
    Inventory                                                                5,291            5,264
    Prepaid expenses and other current assets                                5,982            1,268
                                                                           -------          -------
          Total current assets                                              19,017           12,925

Property, plant and equipment, net                                          11,152           11,039

Goodwill, net                                                               11,378           10,478

Other assets, net                                                              317              207
                                                                           -------          -------
          Total assets                                                     $41,864          $34,649
                                                                           =======          =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Checks outstanding                                                     $ 1,293          $ 1,853
    Notes payable under line of credit                                       4,976            1,390
    Current maturities of long-term debt                                     5,127            6,257
    Deferred income taxes                                                      742              742
    Accounts payable                                                         5,561            4,183
    Accrued expenses                                                         2,288            2,226
                                                                           -------          -------

          Total current liabilities                                         19,987           16,651

Long-term debt, net of current maturities                                    9,561            5,217
Deferred income taxes                                                          463              463
Put warrants                                                                   329               72
                                                                           -------          -------

          Total liabilities                                                 30,340           22,403

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued or outstanding                                               --               --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,734,391 issued and
       outstanding                                                              67               67
    Additional paid-in capital                                              10,452           10,452
    Retained earnings                                                        1,005            1,727
                                                                           -------          -------
          Total stockholders' equity                                        11,524           12,246
                                                                           -------          -------
          Total liabilities and stockholders' equity                       $41,864          $34,649
                                                                           =======          =======



The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)
                               Three Months Ended
                                  September 30,


                                                                     2001              2002
                                                                  -----------       -----------
Net sales                                                         $    34,588       $    30,313
Cost of goods sold                                                     29,238            24,586
                                                                  -----------       -----------
          Gross profit                                                  5,350             5,727
                                                                  -----------       -----------
Selling, general and administrative expenses:
    Salaries and benefits                                               2,457             2,406
    Other operating expenses                                            2,378             2,324
    Depreciation and amortization                                         517               506
                                                                  -----------       -----------
          Total selling, general and administrative expenses            5,352             5,236
                                                                  -----------       -----------
    Income (loss) from operations                                          (2)              491

Other income (expense):
          Interest expense                                               (651)             (519)
          Fair value adjustment to put warrants                            57               189
          Other income, net                                                 9                83
                                                                  -----------       -----------
    Income (loss) before income taxes                                    (587)              244

Income tax expense (benefit)                                             (321)              125
                                                                  -----------       -----------

    Net income (loss)                                             $      (266)      $       119
                                                                  ===========       ===========

    Weighted average common shares:

       Basic                                                        6,658,863         6,734,391
                                                                  ===========       ===========
       Diluted                                                      6,658,863         7,006,626
                                                                  ===========       ===========

Income (loss) per common share

       Basic                                                      $     (0.04)      $      0.02
       Diluted                                                    $     (0.04)      $      0.02


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)
                                Nine Months Ended
                                  September 30,


                                                                      2001              2002
                                                                  -----------       -----------
Net sales                                                         $    99,010       $    90,268
Cost of goods sold                                                     82,198            72,502
                                                                  -----------       -----------
          Gross profit                                                 16,812            17,766
                                                                  -----------       -----------
Selling, general and administrative expenses:
    Salaries and benefits                                               7,348             7,334
    Other operating expenses                                            6,710             6,747
    Depreciation and amortization                                       1,546             1,402
                                                                  -----------       -----------
          Total selling, general and administrative expenses           15,604            15,483
                                                                  -----------       -----------
    Income from operations                                              1,208             2,283

Other income (expense):
          Interest expense                                             (1,946)           (1,479)
          Fair value adjustments to put warrants                          (12)              257
          Other income, net                                             2,314               166
                                                                  -----------       -----------
          Income before income tax expense and
            change in accounting principle                              1,564             1,227

Income tax expense                                                        640               505
                                                                  -----------       -----------
    Income before change in accounting principle                  $       924       $       722

    Change in accounting principle                                      1,402                --
                                                                  -----------       -----------
          Net Income                                              $     2,326       $       722
                                                                  ===========       ===========
    Weighted average common shares:

      Basic                                                         6,658,863         6,734,391
                                                                  ===========       ===========
      Diluted                                                       6,692,061         7,060,680
                                                                  ===========       ===========
Income per common share:
  Basic:
    Income before change in
        accounting principle                                      $      0.14       $      0.11
    Change in accounting principle                                       0.21                --
                                                                  -----------       -----------
    Net income                                                    $      0.35       $      0.11
                                                                  -----------       -----------
  Diluted:
     Income before change in
         accounting principle                                     $      0.14       $      0.10
     Change in accounting principle                                      0.21                --
                                                                  -----------       -----------
           Net income                                                    0.35       $      0.10
                                                                  -----------       -----------


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                Nine Months Ended
                                  September 30,


                                                                                  2001          2002
                                                                                 -------       -------
Cash flows from operating activities:
    Net income                                                                   $ 2,326       $   722
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                               1,546         1,402
       Amortization of debt discount and deferred
           financing costs                                                           190           154
       Change in accounting principle                                             (1,402)           --
       Fair value adjustment to put warrants                                          12          (257)
       Decrease in accounts receivable, net                                          470         1,605
      (Increase) decrease in inventory                                              (524)           27
      (Increase) decrease in prepaid expenses and other current assets            (2,469)        4,714
       Decrease in income taxes receivable                                           802            --
       Decrease in accounts payable                                                  (37)       (1,378)
      (Decrease) increase in accrued expenses and other current liabilities           74           (62)
                                                                                 -------       -------
              Net cash provided by operating activities                              988         6,927
                                                                                 -------       -------
Cash flows from investing activities:
    Acquisition of property, plant and equipment                                  (1,198)         (706)
    Investment in plant construction in progress                                      --          (492)
    Insurance proceeds related to property, plant and equipment                    1,000            --
    Proceeds from disposition of plant, property and equipment                        --           919
                                                                                 -------       -------
              Net cash used in investing activities                                 (198)         (279)
                                                                                 -------       -------
Cash flows from financing activities:
   (Decrease) increase in checks outstanding                                      (1,197)          560
    Net borrowings (repayments) under line of credit                               1,341        (3,586)
    Payments of term debt and notes payable                                       (1,789)       (3,368)
    Proceeds from financing of capital items                                         750            --
    Cost of bank negotiations                                                       (143)           --
                                                                                 -------       -------
              Net cash used in financing activities                               (1,038)       (6,394)
                                                                                 -------       -------
Net cash used in discontinued operations                                              (6)           --
                                                                                 -------       -------
Net (decrease) increase in cash                                                     (254)          254
Cash, beginning of period                                                            780           560
                                                                                 -------       -------
Cash, end of period                                                              $   526       $   814
                                                                                 =======       =======



These accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2002
                    (in thousands, except per share amounts)

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

INVENTORY

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods, production parts and packaging supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:

                         December 31,      September 30,
(in thousands)              2001               2002
                         -----------       ------------
Raw materials              $  343            $  383
Finished goods              3,077             3,081
Packaging supplies          1,348             1,244
Production parts              523               556
                           ------            ------
       Total inventory     $5,291            $5,264
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

INCOME PER COMMON SHARE

The weighted average shares used to calculate basic and diluted income per common share for the three-month and nine-month periods ended September 30, 2001 and 2002, are as follows:

                                                        Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                      ----------------------    ------------------------
                                                        2001          2002          2001          2002
                                                      ----------------------    ------------------------
Weighted average shares outstanding for basic
  income per common share                             6,658,863    6,734,391      6,658,863    6,734,391
Dilutive effect of common stock options                      --      272,235         33,198      326,289
                                                      ---------    ---------      ---------    ---------
Weighted average shares outstanding for dilutive
  income per common share                             6,658,863    7,006,626      6,692,061    7,060,680
                                                      =========    =========      =========    =========

Options to purchase 1,634,959 and 1,209,268 shares of common stock at prices ranging from $2.40 to $6.50 per share were outstanding during the third quarter of 2001 and 2002 respectively, and options to purchase 1,798,859 shares of common stock at prices ranging from $1.50 to $6.50 per share were outstanding during the nine months ended September 30, 2001 and September 30, 2002, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares during the quarter.

Warrants with a put option to purchase up to a maximum of 1,095,700 shares of common stock, as of September 30, 2001 and 2002 at $3.38 per share were outstanding during the third quarter of 2001 and 2002 but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the average market price of the common shares during the quarter and the nine months ended September 30, 2001 and 2002.

2. CHANGES IN ACCOUNTING PRINCIPLES:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. The Company was required to perform an initial impairment review of goodwill by June 30, 2002 and is required to perform an annual impairment review thereafter. No impairment charges resulted from the required impairment evaluations. The decrease in goodwill of $900 for the nine months ended September 30, 2002 relates to the sale of Grogan's assets which were sold in February 2002 and were included in the Company's food processing segment.

The following reflects the impact that SFAS No. 142 would have had on prior year net income and earnings per common share if adopted in 2001:

                                                              Three months              Nine months
                                                          Ended September 30,        Ended September 30,
                                                       ------------------------   -------------------------
                                                          2001           2002         2001         2002
                                                          ----           ----         ----         ----
Net income (loss)                                      $     (266)   $      119   $      2,326   $      722
     Cease goodwill amortization, net of taxes of
         $28 and $79 for the three and nine month
         periods ended September 30, 2001                      71            --            202           --
                                                       ----------    ----------   ------------   ----------

Adjusted net income (loss)                             $     (195)   $      119   $      2,528   $      722
                                                       ----------    ----------   ------------   ----------

Net income per common share - Basic                    $    (0.04)         0.02   $       0.35         0.11
     Cease goodwill amortization                             0.01            --           0.03           --
                                                       ----------    ----------   ------------   ----------

Adjusted net income per common share - Basic           $    (0.03)         0.02   $       0.38         0.11

Net income per common share - Diluted                  $    (0.04)         0.02   $       0.35         0.10
     Cease goodwill amortization                             0.01            --           0.03           --
                                                       ----------    ----------   ------------   ----------

Adjusted net income per common share - Diluted         $    (0.03)         0.02   $       0.38         0.10


We assess goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment if impairment triggers occur. Discounted cash flow analysis is used to assess nonamortizable intangible impairment while undiscounted cash flow analysis is used to assess amortizable intangible assets. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair value is generally measured with discounted estimated future cash flows.

The useful lives of amortizable intangibles are evaluated periodically, and subsequent to impairment reviews, to determine whether revision is warranted. The carrying amount, net of related accumulated amortization of the Company's amortizable intangibles, which are primarily deferred financing and acquisition costs, amounted to $291 and $182, respectively, at December 31, 2001 and September 30, 2002. Such amounts are included in other assets in the accompanying consolidated balance sheets.

On January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment and the Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB No. 30), for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of SFAS No. 144 did not have any impact on the Company's financial statements.

In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue 2 of Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", as codified by EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This issue addresses the income statement classification of consideration paid from a vendor to an entity that purchases the vendor's products for resale. The Company adopted the consensus in the first quarter of 2002. The adoption of this consensus, including required retroactive adjustments of prior periods, resulted in a decrease of net sales and a corresponding decrease of cost of goods sold of $562 for the nine months ended September 30, 2001 and $620 for the nine months ended September 30, 2002. The above reclassifications have no impact on gross profit, income from operations or net income.

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

3. GROGAN'S FIRE:

On October 13, 2000, the Grogan's manufacturing plant located in Arlington, Kentucky was totally destroyed by fire. During fiscal 2001, the insurance settlement on the building and equipment destroyed in the fire was finalized at $6,800 and the Company recorded a pretax gain, net of costs incurred, in the amount of $4,800. The Company had collected $1,800 of the settlement as of December 31, 2001 and recorded a receivable in the amount of $5,000 which was included in the prepaid expenses and other assets at December 31, 2001. This amount was subsequently collected in February 2002. Additionally, the Company has outstanding claims for inventory destroyed, continuing expenses, business interruption and other coverages which are in process. Based on communications with the insurance carrier, management and its insurance consultants believe, with reasonable certainty, that the Company will receive at least $750 in insurance proceeds related to such claims. The receivable for the anticipated proceeds of $750 was recorded in the fourth quarter of 2001 and are included in prepaid expenses and other current assets.

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

The $6,500 senior subordinated note, maturing on March 31, 2005, bears interest at 15% per annum. A loan amendment dated April 13, 2001 and effective January 17, 2001, increased the interest rate by 5% to 15% per annum. This incremental amount of interest is accrued on a periodic basis and will be payable on June 30, 2003. The other 10% of interest cost is paid monthly. Principal is payable in quarterly installments beginning June 30, 2003. Concurrent with the signing of the loan amendment, an entity owned by some of our directors, officers and 5% stockholders purchased 10% of the senior subordinated debt holder's interest in the senior subordinated notes and the related warrants.

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

Junior subordinated notes in the principal amounts of $1,400, $875 and $190 were due on March 31, 2001, July 31, 2001 and September 30, 2001, respectively, but were not paid because of restrictive covenants under the credit facilities. Payment on each of these notes will be made when such payment will not violate the covenants under our credit facilities. Under the terms of an inter-creditor subordination agreement, the junior subordinated debt holders are prohibited from exercising any remedy with respect to this debt until the obligations under the credit facilities are paid in full; however, the interest rates of 9%, 6.35% and 8%, respectively, on these notes increased by 2% per annum after their respective due dates.

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

Summarized financial information, by business segment, for the three months ended are as follows: (in thousands)

                                                Three Months Ended
                                       ---------------------------------------
                                       September 30, 2001   September 30, 2002
                                       ------------------   ------------------
Net sales to external customers:
        Food Processing                     $ 14,737              $ 12,832
        Food Distribution                     19,851                17,481
                                            --------              --------
                                              34,588                30,313
                                            ========              ========

Interest expense:
        Food Processing                           36                    30
        Food Distribution                         39                    39
        Corporate                                576                   450
                                            --------              --------
                                                 651                   519
                                            --------              --------

Depreciation and amortization:
        Food Processing                          413                   445
        Food Distribution                         61                    18
        Corporate                                 43                    43
                                            --------              --------
                                                 517                   506
                                            --------              --------

Income (loss) before income taxes:
         Food Processing                         342                   777
         Food Distribution                       227                   203
         Corporate                            (1,156)                 (736)
                                            --------              --------
                                            $   (587)             $    244
                                            ========              ========

Summarized financial information, by business segment, for the nine months ended are as follows: (in thousands)



                                                    Nine Months Ended
                                        ----------------------------------------
                                        September 30, 2001    September 30, 2002
                                        ------------------    ------------------
Net sales to external customers:
        Food Processing                   $  42,863                $  38,973
        Food Distribution                    56,147                   51,295
                                          ---------                ---------
                                             99,010                   90,268
                                          =========                =========
Interest expense:
        Food Processing                         114                       88
        Food Distribution                       109                      116
        Corporate                             1,723                    1,275
                                          ---------                ---------
                                              1,946                    1,479
                                          =========                =========
Depreciation and amortization:
        Food Processing                       1,243                    1,222
        Food Distribution                       185                       54
        Corporate                               118                      126
                                          ---------                ---------
                                              1,546                    1,402
                                          =========                =========
Income (loss) before income taxes:
        Food Processing                       4,115(a)                 3,156
        Food Distribution                     1,067                    1,002
        Corporate                            (3,618)                  (2,931)
                                          ---------                ---------
                                          $   1,564                $   1,227
                                          =========                =========


(a) Includes $2.3 million of other income related to the Grogan's fire (see note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

         Net Sales. Net sales decreased by $4.3 million or 12.4% from $34.6 million for the quarter ended September 30, 2001 to $30.3 million for the quarter ended September 30, 2002. The decrease in net sales during the quarter was primarily due to the sale of the Grogan's business during the first quarter of 2002 and lower selling prices on many products, which resulted from lower meat prices.

         Gross Profit. Gross profit increased by $0.3 million or 7.0% from $5.4 million for the quarter ended September 30, 2001 to $5.7 million for the quarter ended September 30, 2002. Gross profit as a percentage of net sales increased from 15.5% for the quarter ended September 30, 2001 to 18.9% for the quarter ended September 30, 2002. The increase in the gross profit percentage was primarily attributable to the favorable raw material pricing (i.e., lower pork prices) realized in the third quarter of 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.2 million or 2.2% from $5.4 million for the quarter ended September 30, 2001 to $5.2 for the quarter ended September 30, 2002. Selling, general and administrative expenses as a percentage of net sales increased from 15.5% for the quarter ended September 30, 2001 to 17.3% for the quarter ended September 30, 2002. Increases in salaries and other expenses were offset by the elimination of goodwill amortization and lower selling, general and administrative expenses due to the sale of the Grogan's business.

         Income (loss) from Operations. Income from operations increased $0.5 million from a loss of $2 thousand for the quarter ended September 30, 2001 to income of $0.5 million for the quarter ended September 30, 2002. This increase is attributable to factors discussed above.

         Interest Expense. Interest expense decreased $0.2 million from $0.7 million for the quarter ended September 30, 2001 to $0.5 million for the quarter ended September 30, 2002. This decrease was primarily due to a decrease in the cost of our variable-rate borrowings and the related outstanding balances.

         We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition. Commencing on January 1, 2001, we were required to mark-to-market the estimated fair value of the put option. Any change to such value is charged or credited to earnings as a fair value adjustment to put warrants. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the quarter ended September 30, 2002, we recorded additional income of $0.2 million as a fair value adjustment to put warrants.

         Other Income. Other income increased from $9 thousand for the quarter ended September 30, 2001 to $83 thousand for the quarter ended September 30, 2002.

         Income (loss) before Income Taxes. Income (loss) before income taxes increased $0.8 million from a loss of $0.6 million for the quarter ended September 30, 2001 to income of $0.2 million for the quarter ended September 30, 2002. This increase is attributable to the factors discussed above.

         Income Taxes. The effective tax rate differs from the statutory rate primarily because of state income taxes, the non-deductibility of the fair value adjustment to the put warrant, and for the three months ended September 30, 2001, the non-deductibility of goodwill amortization.

         NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Net Sales. Net sales decreased by $8.7 million or 8.8% from $99.0 million for the nine months ended September 30, 2001 to $90.3 million for the nine months ended September 30, 2002. The decrease in net sales during the period was primarily due to the sale of the Grogan's business during the first quarter of 2002 and lower selling prices on many products which resulted from lower meat prices.

         Gross Profit. Gross profit increased by $1.0 million or 5.7% from $16.8 million for the nine months ended September 30, 2001 to $17.8 million for the nine months ended September 30, 2002. Gross profit as a percentage of net sales increased from 17.0% for the nine months ended September 30, 2001 to 19.7% for the nine months ended September 30, 2002. Both the increase in gross profit dollars and the increase in the gross profit percentage margin are primarily attributable to the favorable raw material pricing (i.e., lower pork prices) realized in the first nine months of 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 million or 0.6% from $15.6 million for the nine months ended September 30, 2001 to $15.5 million for the nine months ended September 30, 2002. Increases in salaries and fleet operating expenses were offset by the elimination of goodwill amortization and lower selling, general and administrative expenses due to the sale of the Grogan's business. Selling, general and administrative expenses as a percentage of net sales increased from 15.8% for the nine months ended September 30, 2001 to 17.2% for the nine months ended September 30, 2002. The increase in the selling, general and administrative expenses as a percentage of sales resulted primarily from the sale of the Grogan's business where selling, general and administrative expenses relative to sales were historically lower than the continuing businesses.

         Income from Operations. Income from operations increased $1.1 million from $1.2 million for the nine months ended September 30, 2001 to $2.3 million for the nine months ended September 30, 2002. This increase is attributable to the factors discussed above.

         Interest Expense. Interest expense decreased $0.4 million from $1.9 million for the nine months ended September 30, 2001 to $1.5 million for the nine months ended September 30, 2002. This decrease was primarily due to a decrease in the cost of our variable-rate borrowings and the related outstanding balances.

         We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition. Commencing on January 1, 2001, we were required to mark-to-market the estimated fair value of the put option. Any change to such value is charged or credited to earnings as a fair value adjustment to put warrants. For purposes of these calculations, the fair value of the warrants is estimated using a Black-Scholes option-pricing model. During the nine months ended September 30, 2002, we recorded additional income of $0.3 million as a fair value adjustment to put warrants.

         Other Income. Other income decreased $2.1 million from $2.3 million for the nine months ended September 30, 2001 to $0.2 million for the nine months ended September 30, 2002. This change was primarily due to our recognition of a gain for the excess of the estimated proceeds from the insurance policy that was carried on the Grogan's facility over the carrying value of the related property and equipment during the nine months ended September 30, 2001.

         Income Tax Expense. The effective tax rate differs from the statutory rate primarily because of state income taxes and, for the nine months ended September 30, 2001, the non-deductibility of goodwill amortization.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We would also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003 and do not expect that it will have a material impact on our financial position or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the nine months ended September 30, 2001 was $1.0 million. This amount was principally the result of income from operations, depreciation and amortization, and a decrease in income taxes receivable. This was partially offset by an increase in inventory and prepaid expenses, and the effect of the change in accounting principle. Net cash provided by operating activities for the nine months ended September 30, 2002 was $6.9 million. This amount was principally the result of income from operations, depreciation and amortization, a decrease in accounts receivable and a decrease in prepaid expenses and other current assets resulting from the receipt of insurance proceeds related to the Grogan's fire. This was partially offset by a decrease in accounts payable.

         Cash used in investing activities for the nine months ended September 30, 2001 was $0.2 million, which was related to capital expenditures, partially offset by receipt of insurance proceeds. Cash used in investing activities for the nine months ended September 30, 2002 was $0.3 million, which was related to capital expenditures, partially offset by the proceeds from the sale of Grogan's plant, property and equipment.

         Cash used in financing activities in the nine months ended September 30, 2001 was $1.0 million, principally affected by a decrease in the bank overdraft and payments of term debt and other notes payable, partially offset by borrowings under the line of credit. Cash used in financing activities in the nine months ended September 30, 2002 was $6.4 million, and it was principally affected by repayments under the line of credit and the payments of term debt and other notes payable.

         In the first quarter of 1998, we borrowed approximately $6.5 million in senior subordinated debt ("Senior Subordinated Note") from Banc One Capital Partners, LLC ("BOCP"). In connection with this Senior Subordinated Note we issued detachable common stock warrants with a put option. We also refinanced our line of credit and term debt ("Fleet Facility") through Fleet Capital ("Fleet").

         As of September 30, 2001 and 2002, we had outstanding under the Fleet Facility approximately $5.6 million and $1.8 million, respectively, in term debt and approximately $6.4 million and $1.4 million, respectively, in line-of-credit borrowings. We owed $6.5 million to BOCP and Sterling BOCP, LLC, an entity owned by some of our directors, officers and 5% shareholders, under the Senior Subordinated Note, and approximately $2.7 million of subordinated debt to former owners of Prefco, Richard's, Grogan's and

Partin's. Under the terms of an amendment to the Senior Subordinated Note dated April 13, 2001 and effective January 17, 2001, the interest rate was increased from 10% to 15% per annum. The incremental increase of 5% is accrued, compounded monthly and payable in full on June 30, 2003. The subordinated debt owed to former owners bears interest at an average rate of approximately 9.7% per annum. The term debt and line of credit agreement under the Fleet Facility bear annual interest at either the bank's prime rate plus 1% (7.00% and 5.75% at September 30, 2001 and 2002, respectively) or adjusted LIBOR plus 2.5%, at our option. At September 30, 2002 we had the capacity to borrow $5.2 million under the Fleet Facility.

         In the first nine months of 2002, we received $5 million as part of the Grogan's fire insurance settlement. These monies will be used to pay the federal and state taxes and other expenses associated with the settlement and the remainder has been applied to the Fleet Facility.

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

         We believe that cash generated from operations and bank borrowings will be sufficient to fund our debt service, working capital requirements and capital expenditures as currently contemplated for 2003. Our ability to fund our working capital requirements and capital expenditures however, will depend in large part on our ability to continue to comply with debt covenants. Our ability to continue to comply with these covenants will depend on a number of factors, certain of which are beyond our control, including but not limited to, implementation of our business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on our future operating performance. No assurance can be given that we will remain in compliance with such covenants throughout the term of both the Fleet Facility and the Senior Subordinated Note.

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

FORWARD LOOKING STATEMENTS

         We want to provide stockholders and investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains forward-looking information and describes our belief concerning future business conditions and our outlook based on currently available information. Whenever possible, we have identified these forward looking statements by words such as "believe," "expect," "will depend" and similar expressions. These forward-looking statements are subject to risks and uncertainties that would cause our actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of our business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; the impact of change in the valuation of the warrants with the put option on our net income and effective tax rate; our ability to raise additional capital; and sensitivity to such factors as weather and raw material costs and the factors discussed above under the caption "Quantitative and Qualitative Disclosures About Market Risk." Readers are encouraged to review the information in Item 1 under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Current Report on Form 8-K dated June 4, 1997 filed with the Securities and Exchange Commission for a more complete description of these factors. We assume no obligation to update the information contained in this Quarterly Report on Form 10-Q.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See the heading "Quantitative and Qualitative Disclosures About Market Risk" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.   CONTROLS AND PROCEDURES.

         We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing date of this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision of the our management, including the principal executive officer and principal financial officer. Based on that evaluation, our management, including the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Stockholders of the Company held on July 31, 2002, the following matters were submitted to a vote of the stockholders:

               Election of Directors. John A. Miller, Franklin M. Roth and Alan
               F. Sussna were reelected as directors of the Company.

               The following directors' terms of office continued after the Annual Meeting of Stockholders: Eric D. Becker, Brian Fleming, G. Cook Jordan, Jr., John T. Hanes, Merrick M. Elfman and Steven M. Taslitz.

                               Tabulation of Votes

Matter                    For        Against      Withheld      Broker Non-Votes
--------------------------------------------------------------------------------
Director Election:

John A. Miller        4,694,195        0            1,400             0

Franklin M. Roth      4,693,695        0            1,900             0

Alan F. Sussna        4,602,617        0           92,978             0


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The following are filed as Exhibits to this Quarterly Report on Form 10-Q:

               Exhibit
               Number   Description
               --------------------

               3.1 Certificate of Incorporation of the Company, including all amendments thereto (1)

               3.2      By-Laws of the Company (2)

               4.1 Acknowledgement Letter, dated August 20, 2002, by and between the Company and Banc One Capital Partners, LLC relating to the Amended and Restated Warrant Certificate Common Stock Purchase Warrant

               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K:

         None.


------------------------

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

                                  ATLANTIC PREMIUM BRANDS, LTD.


Dated as of November 13, 2002     By:         /s/ Thomas M. Dalton
                                      ------------------------------------------
                                      Thomas M. Dalton, Chief Financial Officer,
                                      Chief Operating Officer and Senior Vice
                                      President (On behalf of Registrant and as
                                      Chief Accounting Officer)

                                  CERTIFICATION
  (PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED)

I, Alan F. Sussna, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Atlantic Premium Brands, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                                  /s/ Alan F. Sussna
                                                   -----------------------------
                                                   Alan F. Sussna
                                                   Chief Executive Officer

                                  CERTIFICATION
  (PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED)

I, Thomas M. Dalton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Atlantic Premium Brands, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                               /s/ Thomas M. Dalton
                                                   -----------------------------
                                                   Thomas M. Dalton
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS


         Exhibit
         Number    Description
         ---------------------

         3.1 Certificate of Incorporation of the Company, including all amendments thereto (1)

         3.2       By-Laws of the Company (2)

         4.1 Acknowledgement Letter, dated August 20, 2002, by and between the Company and Banc One Capital Partners, LLC relating to the Amended and Restated Warrant Certificate Common Stock Purchase Warrant

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


---------------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.