Form 10-K
period 2002-12-31
ATLANTIC PREMIUM BRANDS LTD
filed 2003-03-31
CIK 912609

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002

                         Commission File Number 1-13747

                          ATLANTIC PREMIUM BRANDS, LTD.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                     36-3761400

      (STATE OF INCORPORATION)                      (I.R.S. EMPLOYER ID NO.)

          1033 Skokie Boulevard, Suite 600, Northbrook, Illinois 60062
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES | | NO |X|

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported closing price of the registrant's Common Stock on March 19, 2003: $7,801,174

      The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 19, 2003: 6,764,289.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

      Our company, through our subsidiaries' operations in Texas, Louisiana and Oklahoma, processes, markets and distributes branded and unbranded food products for customers in a ten state region. Our subsidiaries are: Carlton Foods Corp. ("Carlton"), Potter Sausage Co. ("Potter"), Prefco Corp. ("Prefco"), and Richard's Cajun Foods Corp. ("Richard's").

      Through Carlton, we process a variety of smoked sausage products. Approximately 50% of the total volume processed is sold through Prefco under the Blue Ribbon(R) brand name. Approximately 18% of the total volume processed is sold through Potter under the J.C. Potter(R) brand name. Approximately 32% of the total volume processed reflects private label products processed for other regional sausage brands and retail grocery chains, or is sold by Carlton under the brand names Carlton and Country Boy(TM). These branded products are marketed on a regional basis, principally in Texas.

      Through Prefco, we engage in the marketing and distribution of branded and unbranded meat and frozen breakfast, lunch and dinner entrees to the retail grocery trade. We market and distribute our branded products under the brand name Blue Ribbon(R) and Cajun Favorites(TM). These products, which include ready to eat entrees, smoked sausages, bacon and packaged, sliced luncheon meats, account for approximately 29% of the sales of Prefco and are processed by Carlton as well as by third party contract processing companies. Blue Ribbon(R) is currently the best selling brand of bacon in the Houston market. In addition to marketing our own branded products, we are also a leading regional distributor of unbranded products including boxed beef, pork, chicken and related items.

      Through Potter, we process, market and distribute premium, branded breakfast sausage, smoked sausages and breakfast entrees, primarily in Oklahoma, Arkansas, Missouri and Texas. These products are sold under the J.C. Potter brand name and are generally delivered to the retail grocery trade through our owned distribution system. In addition, Potter processes private label products for other regional food service outlets and retail grocery chains on a private-label basis. Potter is a supplier to Prefco and a customer of Carlton.

      Through Richard's, we process, market and distribute Cajun-style entrees, cooked sausage products and specialty foods for customers in Louisiana under the brand name Richard's(TM) and Richard's Cajun Favorites(TM).

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

was merged into another newly formed, wholly-owned subsidiary of our company, Carlton, and we changed the name of our company to Atlantic Premium Brands, Ltd.

      In August 1996, a newly formed, wholly-owned subsidiary of our company, Richard's, acquired certain of the assets of Richard's Cajun Country Food Processors.

      In October 1996, Grogan's Merger Corp. ("GMC"), our newly formed, wholly-owned subsidiary, acquired and merged with the distribution and processing business of Grogan's Sausage, Inc. and Grogan's Farm, Inc., respectively, based in Arlington, Kentucky. In February 2002, we sold substantially all of this subsidiary's assets, which remained after the October 13, 2000 fire as discussed more fully in Note 16 to our Consolidated Financial Statements.

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

      The food processing segment, which includes cooking, slicing, mixing, grinding and similar functions, is generally capital intensive. Unbranded raw material typically comes from producers and packing companies. In some instances in the packaged meat industry, packing and processing are vertically integrated. In other instances, as is the case with our company, processing and distribution are vertically integrated. Because of the cost of transportation and shelf-life of the products, processing facilities tend to serve a regional clientele. Large national meat companies therefore tend to establish strategically located processing facilities in different geographic regions.

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

      We market our branded products on a regional basis. Strong retail brands exist at local, regional or national levels and the products include bacon, hot dogs, cooked and uncooked sausage, cooked hams, chicken and turkey products. Advertising and promotion are generally critical to the maintenance of brand equity. Companies which market branded meat products can exist on a stand-alone basis as well as be vertically integrated with processing and/or distribution. We reflect, to a limited extent, both forms of vertical integration.

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

                                    PRODUCTS

      Through Prefco, we distribute a wide variety of unbranded, boxed meat products. We maintain an inventory of over 200 different stock keeping units, which include beef, turkey, pork and chicken. Products are stored in our refrigerated warehouse in Houston and are delivered on refrigerated vehicles to several hundred customers including chain and independent supermarkets and discount clubs. Prefco purchases products from approximately ten meat packing companies. Purchases of the same products may be spread among several suppliers over the course of a year, and purchasing decisions are frequently driven by price and availability, both of which are likely to vary. Two suppliers accounted for approximately 12% and 11% of our boxed meat purchases during 2002 and 15.9% and 10.7% of such purchases during 2001. No other supplier accounted for more than 10% of such purchases during either year.

      Also through Prefco, we market and distribute our own branded sausage, bacon, breakfast, lunch and dinner entrees and packaged, sliced luncheon meats. These products are stored in our refrigerated warehouse in Houston. Products are delivered on our refrigerated trucks, and customers typically include the same retail establishments that purchase our boxed meat products. The majority of Blue Ribbon(R) sausage product is processed by Carlton. The majority of the breakfast, lunch and dinner entrees are processed by Richard's. The balance of the sausage product and breakfast, lunch and dinner entrees, as well as the bacon and luncheon meats, are purchased from a number of other contract food processing companies.

      In addition to processing product for Prefco, Carlton processes, markets and distributes its own branded smoked sausage products for the retail grocery trade. Carlton processes similar products on a private label basis for other branded food companies and retail grocery chains.

      Through Richard's, we process, market and distribute Cajun-style entrees, cooked sausage products and specialty foods for customers in Louisiana under the brand names Richard's(TM) and Richard's Cajun Favorites(TM).

      Through our Potter subsidiary, we process, market and distribute premium, branded breakfast sausage, cooked sausage products and breakfast entrees primarily in Oklahoma, Arkansas, Missouri and Texas. These products are sold under the J.C. Potter brand name and are generally delivered to the retail grocery trade through our distribution system. In addition, Potter processes products for other branded food companies and retail grocery chains on a private-label basis. Potter is a supplier to Prefco and a customer of Carlton.

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

      Prefco also markets and distributes its own Blue Ribbon(R) bacon, sausage and sliced luncheon meats and Cajun Favorites(TM) breakfast, lunch and dinner entrees, to the retail grocery trade. Orders are received by the direct sales force and from the route delivery sales force. The business has historically engaged in significant radio and television advertising in the Houston market.

      Carlton solicits and receives customer orders for branded product through direct salespeople as well as through third-party food brokers. Relationships with private label customers are generally established at the senior management level, although recurring orders from these customers are normally received over the telephone or facsimile machine by clerical staff. Branded and private label orders are generally filled within one to seven days and are either delivered on one of Carlton's refrigerated vehicles, by common carrier, or are picked up by customers. Carlton's customer base resides primarily in Texas.

      Richard's employs a route delivery sales force. Orders are taken by the route salespeople and filled immediately from stock on board the route sales trucks. Richard's engages in promotions, including in-store sampling, as well as print advertising. All customers are located within the state of Louisiana.

      Potter also employs a route delivery sales force. Orders are taken by the route salespeople and filled immediately from stock on board the route sales trucks. Potter engages in promotions, including in-store sampling, as well as in print, radio and television advertising. Customers are located in Arkansas, Missouri, Oklahoma and Texas.

      One food distribution customer, Sam's Club Inc., accounted for approximately 30% of our total net sales during 2000 and 1.1% during 2001. Another customer accounted for 14% and 19% of our total net sales during 2001 and 2002, respectively. No other customer accounted for more than 10% of total net sales during either year. On August 22, 2000, we announced the termination of our distribution arrangement with Sam's Club Inc. While Sam's Club Inc. accounted for a significant percentage of net sales in 2000 and prior years, the gross margin on sales to Sam's had been significantly lower than the gross margins on our sales to other customers.

                                ASSET MANAGEMENT

      Accounts Receivable. Sales are made almost exclusively on account, and accounts receivable typically average 15 to 20 days.

      Inventory. We maintain our inventory at our distribution and processing facilities operated by Prefco in Houston, Texas, by Carlton in New Braunfels, Texas, by Richard's in Church Point, Louisiana and by Potter in Durant, Oklahoma, and Malvern, Arkansas. We generally maintain an average of 7 to 9 days of inventory on hand, which reflects approximately 6 to 8 days of inventory at Prefco, approximately 10 to 12 days of inventory at Carlton, approximately 11 to 13 days of inventory at Richard's and approximately 15 to 21 days of inventory at Potter. We typically place purchase orders with our suppliers by telephone and by facsimile on a daily basis. Orders are placed both on an as-needed basis and on a scheduled basis in anticipation of future demand. Orders are usually filled within one to ten days, and products are transported to our warehouses by our own fleet or common carrier.

                                   COMPETITION

      Food Distribution. Through Prefco, we believe that we are the second largest of four major boxed meat distributors in the Houston market. Although this segment of the food industry is extremely competitive, we believe that we have generally succeeded in distinguishing ourselves through a high level of customer service.

      Food Processing. Through Potter, Prefco, Carlton and Richard's, our brands compete with a wide variety of both regional and national brands. Among the competitive brands are Decker, J. Bar B., Hillshire Farms, Hormel, Bryan, Bob Evans and Jimmy Dean. Our Blue Ribbon(R) brand currently represents the best selling brand of bacon in the Houston market. Our J.C. Potter(R) brand currently represents the best selling brand of sausage in the state of Oklahoma. Our Richard's(TM) and Richard's Cajun Favorites(TM) brands enjoy a strong regional share within their respective markets. Our Carlton(TM) and Country Boy(TM) brands of smoked sausage are sold principally in the Dallas, San Antonio and Austin markets and currently have limited market share. Through Carlton and Potter, we also process smoked sausage and meat products on a private label basis for other branded food companies and, on a limited basis, for supermarkets and restaurants. Although this segment of the food industry is extremely competitive, we believe that we have generally succeeded in distinguishing ourselves by producing a consistently high quality product and providing a high level of customer service. We believe that we enjoy a strong reputation for innovation and responsiveness in creating original recipes for our customers. We compete with a wide variety of processors, many of whom are significantly larger and may have greater processing capacity and capital.

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

                         PRODUCT LIABILITY AND INSURANCE

      We believe that our present insurance coverage is sufficient for our current level of business operations, although there is no assurance that the present level of coverage will be available in the future or at a reasonable cost. Further, there can be no assurance that such insurance will be available in the future as we expand our operations, or that insurance, if available, will be sufficient to cover one or more large claims, or that the applicable insurer will be solvent at the time of any covered loss.

                                    EMPLOYEES

      We currently have a total of approximately 485 employees, including six corporate employees, 57 employees at Prefco, 71 employees at Carlton, 92 employees at Richard's and 259 employees at Potter. In addition, we use temporary employees from time to time.

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

      We are a purchaser of pork and other meat products. Pork prices have a significant impact on our cost of goods sold. We buy pork and other meat products based upon market prices that are established with the vendor as part of the purchase process. The market price is determined in the marketplace based on factors outside our control. We may not be able to pass the effect of raw material price increases onto our customers for any extended period of time, if at all. As a result, increases in pork prices may have a material adverse effect on our operating results. We do not use commodity financial instruments to hedge pork and other meat product prices.

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

      Our production facilities and products are subject to numerous federal, state and local laws and regulations concerning among other things, health and safety matters, food processing, product labeling, advertising and the environment. There can be no assurance that we will be able to maintain compliance with existing laws or regulations or that we will be able to comply with any future laws or regulations. Our failure to comply with applicable laws and regulations would subject us to civil penalties, including withdrawal of the necessary United States Department of Agriculture approvals, inspection, fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which would have a material adverse affect on us.

      Consumer demand for our products is reduced when there are outbreaks of illness associated with meat or poultry products.

      The meat and poultry industries have recently been subject to increasing scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by food borne pathogens such as E. coli, Salmonella and others which are found in raw and improperly cooked meat. Consumer demand for meat and poultry fluctuates as the result of such outbreaks of illness. Product recalls are sometimes required in the meat and poultry industries to withdraw contaminated products from the market. Product recalls would cause our expenses to be higher and the reduction in demand for our products would adversely affect our results of operations and financial condition.

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

      We purchase product from approximately ten significant meat producers and packing companies. There can be no assurance that meat availability will be maintained at a sufficient level or that any of our suppliers will make timely delivery of their products to us. Failure to receive products in a timely manner for these or other reasons could have a material adverse effect on us. We do not have long-term contracts with our suppliers.

      Loss of services of principal members of management could make it difficult to implement our business plan.

      We are highly dependent on the principal members of our management. The loss of certain key management personnel, in particular Thomas M. Dalton, Franklin Roth and Steven Englander, could have a material adverse effect on us.

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

      Our directors and officers, and persons related to them, hold in excess of 42% of the outstanding shares of our common stock. Accordingly, these stockholders have the ability to substantially influence the outcome of all corporate actions requiring stockholder approval, including the election of the directors, and to influence our policies and direction.

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


      Our ability to fund our working capital requirements and capital expenditures will depend in large part on our ability to comply with covenants in our agreements with our lender, Merrill Lynch Capital. If we fail to comply with any covenants in the future and our lender fails to waive non-compliance, it would have a material adverse effect on us.

         It is unlikely that any cash dividends will be paid on our common stock.

         We anticipate that future earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on our common stock will be paid in the foreseeable future.

ITEM 2. PROPERTIES

      Prefco. We lease a 20,000 square foot refrigerated warehouse in Houston. In addition, Prefco also leases a 6,000 square foot office facility, the lease for which expires September 30, 2003.

      Carlton. We lease a 20,000 square foot processing facility in New Braunfels, Texas. The lease on the processing facility expires in September 2005, with one five-year renewal option thereafter.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the American Stock Exchange ("AMEX") under the symbol "ABR." The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by AMEX.

===================================================== =======================================================

    STOCK PRICES                                           STOCK PRICES
----------------------------------------------------- -------------------------------------------------------

                              High           Low                                   High            Low
------------------------ --------------- ------------ ------------------------ -------------- ---------------

2001                                                  2002
------------------------ --------------- ------------ ------------------------ -------------- ---------------
1st Quarter                  $1.49          $1.19     1st Quarter                  $2.95          $2.00
------------------------ --------------- ------------ ------------------------ -------------- ---------------

2nd Quarter                  $1.49          $1.06     2nd Quarter                  $2.95          $2.40
------------------------ --------------- ------------ ------------------------ -------------- ---------------

3rd Quarter                  $1.45          $1.15     3rd Quarter                  $2.59          $1.95
------------------------ --------------- ------------ ------------------------ -------------- ---------------

4th Quarter                  $2.74          $1.15     4th Quarter                  $2.27          $2.00
======================== =============== ============ ======================== ============== ===============

         As of March 25, 2003, there were approximately 134 stockholders of record of our common stock. We have not paid any cash dividends since our initial public offering. We anticipate that earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends on our common stock will be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data is based on our consolidated financial statements. Our financial statements as of December 31, 2001 and 2002 and for each of the years in the three-year period ended December 31, 2002, including the notes thereto and the related report of KPMG LLP, independent certified public accountants, are included elsewhere in this Form 10-K.

      The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements contained elsewhere in this Form 10-K.

                                                   (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                                             YEARS ENDED DECEMBER 31,

                                                1998        1999        2000       2001      2002
                                             ---------   ---------   ---------   --------  --------

INCOME STATEMENT DATA
Net sales                                    $ 185,006   $ 196,449   $ 177,111   $133,965  $122,311

Income (loss) from continuing operations         1,820       1,261        (856)     1,784       416

Income (loss) from discontinued operations,
   including loss on disposal                   (1,301)        (72)       (153)        --        --

Changes in accounting principles                    --          --         141      1,402        --

Net income (loss)                                  324       1,189        (868)     3,186       416

Basic income (loss) per common share from
   continuing operations                          0.25        0.18       (0.13)      0.27      0.06

Diluted income (loss) per common share from
   continuing operations                          0.24        0.18       (0.13)      0.27      0.06

Diluted income (loss) per common share            0.04        0.17       (0.13)      0.47      0.06


BALANCE SHEET DATA
Total assets                                    45,665      44,743      41,531     41,864    37,096
Long-term obligations                           18,514      17,426      12,800      9,890    10,276

During the fourth quarter of 1998, we decided to dispose of our beverage division. This disposition was completed in 1999. The beverage division has been treated as a discontinued operation and prior years' financial statements have been restated.


In 2002, the Company adopted Financial Accounting Standards Board's Emerging Issues Task Force Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This issue addresses the income statement classification of consideration paid from a vendor to an entity that purchases the vendor's products for resale. The Company adopted this issue in 2002. The adoption of this issue, including required retroactive reclassifications of amounts reported in prior periods, resulted in a decrease of net sales and a corresponding decrease of other operating expenses of $517, $549, $632, $624 and $705 for the years ended December 31, 1998, 1999,
2000, 2001 and 2002, respectively. These reclassifications have no impact on income from operations or net income (loss).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO  YEAR ENDED DECEMBER 31, 2001

      Net Sales. Net sales decreased by $11.7 million or 8.7% from $134.0 million for the year ended December 31, 2001 to $122.3 million for the year ended December 31, 2002. The decrease in net sales during the year was primarily due to the sale of the Grogan's business during the first quarter of 2002 and lower selling prices on many products, primarily resulting from lower raw material prices.

      Gross Profit. Gross profit decreased slightly from $23.4 million for the year ended December 31, 2001 to $23.3 million for the year ended December 31, 2002. Gross profit as a percentage of net sales increased from 17.4% for the year ended December 31, 2001 to 19.0% for the year ended December 31, 2002. The increase in the gross profit percentage was primarily attributable to the favorable raw material pricing (i.e., lower meat prices) and the sale of the Grogan's business which historically had earned a lower gross profit percentage than our other businesses. Profit margins relating to sausage production are normally more favorable during periods of lower live hog costs. During fiscal year 2002, live hog prices averaged approximately $28.00 per hundredweight as compared to approximately $39.00 per hundredweight during 2001. We believe live hog costs may increase during 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.4 million or 6.5% from $21.6 million for the year ended December 31, 2001 to $20.2 million for the year ended December 31, 2002. Selling, general and administrative expenses as a percentage of net sales increased from 16.2% for the year ended December 31, 2001 to 16.5% for the year ended December 31, 2002. The primary causes of the dollar decrease in the selling, general and administrative expenses was the write-off of the goodwill associated with the Grogan's business in 2001 and lower selling, general and administrative expenses in 2002 due to the sale of the Grogan's business. The increase in the selling, general and administrative expenses as a percentage of net sales primarily resulted from the lower net sales in 2002 caused by lower raw material prices that were partially passed along to customers through lower selling prices.

      Income from Operations. Income from operations increased by $1.3 million or 76% from $1.7 million for the year ended December 31, 2001 to $3.0 million for the year ended December 31, 2002. This increase is attributable to factors discussed above.

      Interest Expense. Interest expense decreased $0.5 million from $2.4 million for the year ended December 31, 2001 to $1.9 million for the year ended December 31, 2002. This decrease was primarily due to a decrease in the cost of our variable-rate borrowings and the related outstanding balances. See discussion of the November 2002 refinancing of our long-term debt obligations in "Liquidity and Capital Resources" below.

      Fair Value Adjustment to Put Warrants. We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition. Commencing on January 1, 2001, we were required to mark-to-market the estimated fair value of the put option. Any change to such value was charged or credited to earnings as a fair value adjustment to put warrants. For purposes of these calculations, the fair value of the warrants was estimated using a Black-Scholes option-pricing model. During the year ended December 31, 2001, we recorded additional expense of $0.3 million and during the year ended December 31, 2002, we recorded additional income of $0.3 million as a fair value adjustment to the put warrants.

The warrants with a put option were acquired and cancelled by us in November 2002 as part of the refinancing of our long-term debt obligations.

      Other Income (Expense), Net. Other income decreased $4.8 million between the year ended December 31, 2001 and the year ended December 31, 2002. On October 13, 2000, the Grogan's manufacturing plant located in Arlington, Kentucky was totally destroyed by fire. During 2001, the insurance settlement on the building and equipment destroyed in the fire was finalized at $6.8 million and we recorded a pretax gain, net of additional costs incurred in the amount of $4.8 million.

      Loss on Extinguishment of Debt. In November 2002, we entered into a new senior secured credit facility with Merrill Lynch Capital. As a result of the repayment of the then existing line of credit and term debt, we recognized a loss of $0.5 million. The loss related to the write-off of unamortized deferred financing fees and debt discount, partially offset by the elimination of the liability representing the fair value of the put warrants that were cancelled in connection with the refinancing.

      Income Before Income Taxes. Income before income taxes decreased $2.9 million from $3.8 million for the year ended December 31, 2001 to $0.9 million for the year ended December 31, 2002. This decrease is attributable to the factors discussed above.

      Income Taxes. The effective tax rate differs from the statutory rate primarily because of state income taxes, the exclusion of the fair value adjustment to the put warrant from taxable income, and for the year ended December 31, 2001, the non-deductibility of goodwill amortization.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Net Sales. Net sales decreased by $43.1 million or 24.3% from $177.1 million for the year ended December 31, 2000 to $134.0 million for the year ended December 31, 2001. The decrease in net sales during the year was primarily due to the loss of a major customer, Sam's, that built and began using its own warehouse and distribution system in August 2000. Sam's accounted for approximately 30% of our total net sales for 2000 as compared to 1.1% of our total net sales during 2001.

      Gross Profit. Gross profit decreased by approximately $0.7 million or 2.9% from $24.1 million for the year ended December 31, 2000 to approximately $23.4 million for the year ended December 31, 2001. Gross profit as a percentage of net sales increased from 13.6% for the year ended December 31, 2000 to 17.4% for the year ended December 31, 2001. Both the decrease in gross profit dollars and the increase in the gross profit percentage margin are primarily attributable to the loss of the Sam's distribution business discussed in Net Sales. That business earned a gross margin percentage significantly lower than our sales to other customers. Profit margins relating to sausage production are normally more favorable during periods of lower live hog costs. During fiscal year 2001, live hog prices averaged approximately $39.00 per hundredweight as compared to approximately $41.00 per hundredweight during 2000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.4 million or 1.8% from $22.1 million for the year ended December 31, 2000 to $21.7 million for the year ended December 31, 2001. This decrease reflects a reduction in our costs resulting from the loss of Sam's warehousing and distribution business discussed in Net Sales.
This cost reduction was offset by higher salaries and benefits, and a $1.0 million goodwill adjustment resulting from our decision to dispose of the Grogan's business after the fire. As a percentage of net sales, selling, general and administrative expenses increased from 12.4% for the year ended December 31, 2000 to 16.1% for the year ended December 31, 2001. In addition to the specific items discussed above, this increase was partially attributable to the fact that the Sam's distribution business did not incur the same level of selling, general and administrative expenses per sales dollar as our other customers.

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

      We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition. Commencing on January 1, 2001 we were required to mark-to-market the estimated fair value of the put option. Any change to such value was charged or credited to earnings as a fair value adjustment to put warrants. For purposes of these calculations, the fair value of the warrants were estimated using a Black-Scholes option-pricing model. During the year ended December 31, 2001, we recorded additional expense of $0.3 million as a fair value adjustment to put warrants.

      Other Income. Other income increased by $4.8 million to $4.8 million for the year ended December 31, 2001. On October 13, 2000, the Grogan's manufacturing plant located in Arlington, Kentucky was totally destroyed by fire and the impacted assets net book value of $1.2 million was written off. At December 31, 2000, we recorded a $1.4 million receivable from the insurance carrier for the net book value of the plant and equipment destroyed plus other related costs incurred. During 2001, the insurance settlement on the building and equipment destroyed in the fire was finalized at $6.8 million and we recorded a pretax gain, net of additional costs incurred, in the amount of $4.8 million.

      Income (Loss) from Continuing Operations Before Income Taxes. Income
(loss) from continuing operations before income taxes increased $4.5 million from a loss of $0.7 million for the year ended December 31, 2000 to income of $3.8 million for the year ended December 31, 2001. This increase is attributable to the factors discussed above.

      Income Taxes. The effective tax rate differs from the statutory rate primarily because of state income taxes and the non-deductibility of a portion of the goodwill amortization.

CHANGES IN ACCOUNTING PRINCIPLES

      During the year ended December 31, 2000, we changed our method of accounting for production parts inventory from expensing upon purchase to capitalizing upon purchase and expensing upon installation. The $141,000 cumulative effect of the change on prior years is included in the results of operations for the year ended December 31, 2000.

      On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". On adoption of SFAS No. 133, we recorded a cumulative effect of change in accounting principle in the amount of $1.4 million (net of zero income taxes). The cumulative effect of change in accounting principle was recorded to reduce the carrying value of the liability related to the put warrants to fair value. The fair value of the warrants was estimated using a Black-Scholes option-valuation model. Subsequent changes in the fair value of the put warrants were recorded as a component of net income. We do not have any other derivative instruments.

      On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. We were required to perform an initial impairment review of goodwill, which did not result in any change in the carrying value of the assets. Goodwill amortization, net of $0 income taxes, recorded in each of the years ended December 31, 2000 and 2001, totaled $0.4 million. As a result of the adoption of SFAS No. 142, no goodwill amortization was recorded in the year ended December 31, 2002.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003 and do not expect that it will have a material impact on the financial position or results of operations of our company.

      The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in 2002. Under SFAS No. 4 all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and thus, the criteria in APB Opinion No. 30 should be applied to determine the classification of gains and losses related to the extinguishment of debt. This statement is effective beginning in fiscal year 2003. We adopted the provisions of this statement in 2002 and classified the loss on the extinguishment of debt in the amount of $0.5 million as a component of other income (expenses) in the accompanying statement of operations.

      In November 2002, the FASB released FASB Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee. This interpretation also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor about obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002; however, the disclosure requirements are effective in the consolidated financial statements for the year ended 2002. We are currently evaluating the effects of FIN 45, however, it is not expected that the adoption of FIN 45 will have a material effect on our financial position, results of operations, or cash flows.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities for the year ended December 31, 2000 was $1.3 million. This was principally the result of a loss from continuing operations and a decrease in accounts payable that was partially offset by depreciation and amortization and a decrease in accounts receivable. Net cash provided by operating activities for the year ended December 31, 2001 was $4.9 million. This amount was principally the result of net income, depreciation and amortization and a non-cash adjustment to goodwill. This was partially offset by an increase in prepaid expenses and other current assets and the non-cash change in accounting principle to record the put warrants at fair value. Net cash provided by operating activities for the year ended December 31, 2002 was $8.8 million. This amount was principally the result of net income, depreciation and amortization, an increase in accounts payable and decreases in prepaid expenses and accounts receivable.

      Cash used in investing activities for the years ended December 31, 2000, 2001 and 2002 was $1.7 million, $1.6 million and $1.3 million, respectively, which was primarily related to capital expenditures. Proceeds of $0.9 million were received in the year ended December 31, 2002 related to the sale of Grogan's.

      Cash provided by financing activities in the year ended December 31, 2000 was $2.0 million, principally affected by borrowings under the line of credit which were partially offset by the payments of term debt and the repurchase of our common stock. Cash used in financing activities in the year ended December 31, 2001 was $3.7 million, principally affected by payments of term debt and other notes payable, and a decrease in the bank overdraft. Cash used in financing activities in the year ended December 31, 2002 was $6.7 million, principally affected by the repayments of the borrowings under the line of credit, repayment of all the term debt and other notes payable to Fleet Capital ("the Fleet Facility") and repayment of the portion of the senior subordinated debt owed to Banc One Capital Partners LLC ("Banc One Capital Partners"). This was partially offset by the borrowings under the new term debt and line of credit facility with Merrill Lynch Capital ("the Merrill Facility").

      As of December 31, 2001, we had outstanding under the Fleet Facility approximately $4.9 million in term debt and approximately $5.0 million in line-of-credit borrowings. We owed $6.5 million of senior subordinated debt to Banc One Capital Partners and Sterling BOCP, LLC, now known as BOCP ABR Mezz, LLC, an entity owned by some of our directors, officers and 5% shareholders (the "LLC"), and approximately $2.7 million of junior subordinated debt to former owners of Prefco, Richard's, Grogan's and Partin's. The interest on the senior subordinated debt was 10% per annum for the years ended December 31, 2000 and 2001. Under the terms of an amendment to the senior subordinated debt dated April 13, 2001 and effective January 17, 2001, this interest rate was increased to 15% per annum. The incremental increase of 5% was accrued and compounded monthly. The junior subordinated debt carried an average interest rate of approximately 9.7% per annum. The term debt and line of credit agreement under the Fleet Facility bore annual interest at either the bank's prime rate plus 1% (5.75% at December 31, 2001) or adjusted LIBOR plus 2.5%, at our option.

      In November 2002, we entered into the Merrill Facility. As of December 31, 2002 we had outstanding under the Merrill Facility approximately $8.2 million in term debt and approximately $2.5 million in line-of-credit borrowings. A portion of the funds provided under the Merrill Facility were used to pay off the Fleet Facility and the senior subordinated debt owed to Banc One Capital Partners. The terms of the $0.7 million in senior subordinated debt owed to the LLC were amended concurrently with the refinancing. In connection with the refinancing, the LLC and Banc One Capital Partners agreed to cancel the warrants with a put option to purchase 1.1 million shares of our common stock, which were granted in connection with the issuance of the senior subordinated debt. In addition to canceling the warrants, the amended terms of the senior subordinated debt owed to the LLC changed the maturity date from March 31, 2005 to December 31, 2007 and increased the interest rate from 15% to 18%, with 10% interest paid quarterly and the remaining 8% interest compounded monthly and paid at maturity. The senior subordinated debt owed to the LLC continues to be secured by substantially all of our assets, but is subordinated to the Merrill Facility. The line of credit agreement bears annual interest at either the bank's prime rate plus 1.25% (5.5% at December 31, 2002) or adjusted LIBOR plus 3.00%, at our option. The term debt is comprised of two notes, Term Loan A and Term Loan B. They bear interest at either the bank's prime rate plus 1.5% and 2.0%, (5.75% and 6.25%, respectively, at December 31, 2002) or adjusted LIBOR plus 3.25% and 3.75%, respectively, at our option.

      As part of the refinancing transaction, three of the notes comprising the junior subordinated debt in the amounts of $1.4 million, $0.9 million and $0.2 million, which were earning interest at the rates of 11%, 8.35% and 10%, respectively, were amended to reset the maturity dates on each note to February 2008 and to reset the stated interest rate on the $0.9 million note to 11%.

      In 2002, we received $5.0 million as part of the Grogan's fire insurance settlement, which will be used to pay the federal and state taxes and other expenses associated with the settlement and the remainder was applied to the Fleet Facility.

      We believe that cash generated from operations and bank borrowings will be sufficient to fund our debt service, working capital requirements and capital expenditures as currently contemplated for 2003. However, our ability to fund our working capital requirements and capital expenditures will depend in large part on our ability to continue to comply with debt covenants under the Merrill Facility. Our ability to continue to comply with these covenants will depend on a number of factors, certain of which are beyond our control, including but not limited to, implementation of our business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on our future operating performance. No assurance can be given that we will remain in compliance with such covenants throughout the term of the Merrill Facility.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are subject to certain market risks. These risks relate to commodity price fluctuations, interest rate changes and credit risk.

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

      On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, income tax, assets and liabilities, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Our critical accounting policies are as follows:

- valuation of accounts receivable;

- valuation of inventories;

- accounting for income taxes; and

- valuation of long-lived assets, intangible assets and goodwill.

VALUATION OF ACCOUNTS RECEIVABLE

      We must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse impact on the collectibility of our accounts receivable and future operating results. Our accounts receivable balance was $6.3 million, net of allowance for doubtful accounts of $0.2 million as of December 31, 2002.

VALUATION OF INVENTORIES

      We must make estimates as to the amount of the obsolete or excess inventory. We specifically analyze historical write-offs, the age and condition of the inventory, and current economic trends when assessing the valuation of inventory. Significant management judgments and estimates must be made and used in connection with valuing these inventories in any accounting period.

ACCOUNTING FOR INCOME TAXES

      As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In the event that actual results differ from our estimates of future taxable income or we adjust those estimates in future periods, we may need to revise the valuation allowance which could materially impact our financial position and results of operations. At December 31, 2001 and 2002, we had not established a valuation allowance as we believe it is more likely than not that our deferred tax assets will be realized.

VALUATION OF LONG-LIVED ASSETS, INTANGIBLE ASSETS AND GOODWILL

      We assess the potential impairment of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

- significant underperformance relative to historical or projected future operating results;

- significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

- significant negative long term industry or economic trends.

      When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Net long-lived assets, intangible assets and goodwill amounted to $23.1 million as of December 31, 2002.

      In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we ceased amortizing approximately $11.4 million of goodwill. We had recorded approximately $0.4 million of amortization of this goodwill during 2001 and would have recorded approximately $0.4 million of amortization during 2002. In lieu of amortization, we performed an initial impairment review of our goodwill in the second quarter of 2002 and a second impairment review in the fourth quarter of 2002. No impairment was identified as a result of the reviews. We will perform an annual impairment review of goodwill hereafter.

RELATED PARTY TRANSACTIONS

      In November 2002, we entered into the Merrill Facility. A portion of the funds provided under the Merrill Facility was used to pay off the senior subordinated debt owed to Banc One Capital Partners. The $0.7 million in senior subordinated debt owed to the LLC remains outstanding, but the terms of this debt were amended in connection with the refinancing. Also in connection with the refinancing, the LLC and Banc One Capital Partners agreed to cancel the warrants with a put option for 1.1 million shares of our common stock which were issued in connection with the senior subordinated debt. The amended terms of the senior subordinated debt included a change in the maturity date from March 31, 2005 to December 31, 2007 and an increase in the interest rate from 15% to 18%, with 10% interest paid quarterly and the remaining 8% interest compounded monthly and paid at maturity. The senior subordinated debt owed to LLC continues to be secured by substantially all of our assets, but is subordinated to the Merrill Facility.

      Also in connection with the refinancing of our long term obligations through the Merrill Facility in November 2002, a group of individuals, including Eric Becker (a director and 5% beneficial owner), Thomas Dalton (an executive officer and 5% beneficial owner), Merrick M. Elfman (an executive officer, director and 5% beneficial owner), Bruce Goldman (a 5% beneficial owner), John Miller (a director), Alan Sussna (a former director and officer and current 5% beneficial owner) and Steven Taslitz (a director and 5% beneficial owner), purchased $0.8 million of the junior subordinated debt owed to former owners. As a result of the purchase, we now owe this $0.8 million of junior subordinated debt to this group of individuals on the same terms and conditions as we owe the remainder of this junior subordinated debt to the former owners.

      In November 2002, we also entered into a consulting agreement with Sterling Advisors LP, an entity owned by Messrs. Douglas Becker (a 5% beneficial owner), Eric Becker (a director and 5% beneficial owner), Rudolf Christopher Hoehn-Saric (a 5% beneficial owner) and Steven Taslitz (a director and 5% beneficial owner). The initial two-year term of the consulting agreement begins January 1, 2003, with one year renewal periods thereafter, unless it is terminated by either party twelve months prior to the applicable termination date. Under the terms of the consulting agreement, commencing January 1, 2003, Sterling Advisors LP will be paid $0.2 million per year for consulting services relating to financial, strategic and operational matters. In addition, Sterling Advisors LP received $0.15 million for services rendered in connection with procurement of the Merrill Facility and the related transactions.

RESIGNATION OF CHIEF EXECUTIVE OFFICER

      Alan Sussna resigned from the position of Chief Executive Officer and President of our company on January 9, 2003. In connection with his resignation, we agreed to pay Mr. Sussna $183,796.50 over six months in accordance with our payroll policies (the "Resignation Payment") and continued employee benefits for the maximum period permitted by law. In addition, Mr. Sussna shall receive $367,593, less any amounts already received pursuant to the Resignation Payment, if there is a change of control of our company within 120 days of January 9, 2003. Mr. Sussna has agreed not to compete with our company for a period of 120 days following his resignation, nor will he solicit for employment any director, stockholder or certain employees of our company during such period.

COMMERCIAL COMMITMENTS

      The future maturities of long-term debt as of December 31, 2002, are as follows (in thousands):


2003     $ 1,416
2004       1,183
2005       1,155
2006       1,132
Thereafter 6,806
           -----
         $11,692

      As of December 31, 2002, future minimum lease payments under operating leases are as follows (in thousands):

2003        $ 853
2004          442
2005          140
2006           24
Thereafter     24
               --
           $1,483


      We have issued letters of credit totaling $0.5 million, all of which expire in less than 1 year, all in the ordinary course of business to various vendors and regulatory agencies. These letters of credit are routinely renewed upon expiration.

FORWARD LOOKING STATEMENTS

      We want to provide stockholders and investors with meaningful and useful information. Therefore, this Annual Report on Form 10-K contains forward-looking information and describes our belief concerning future business conditions and our outlook based on currently available information. Whenever possible, we have identified these forward looking statements by words such as "believe," "expect," "will depend" and similar expressions. These forward-looking statements are subject to risks and uncertainties that would cause our actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of our business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; our ability to raise additional capital; sensitivity to such factors as weather and raw material costs; and the factors discussed above under the caption "Quantitative and Qualitative Disclosures About Market Risk." Readers are encouraged to review information in Item 1 under the heading "Risk Factors" for a more complete description of these factors. We assume no obligation to update the information contained in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See discussion under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our 2002 Consolidated Financial Statements and the related Report of Independent Auditors are set forth on page F-1 through F-24 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

CLASS I -- DIRECTORS TO BE ELECTED AT THE 2003 ANNUAL MEETING:

      Eric D. Becker. Mr. Becker, age 40, served as Chairman of our company from September 1993 through July 1996, and he has been a director since 1991, the year our company's business was purchased from a predecessor. Mr. Becker is also a co-founder and Managing Principal of Sterling Capital, Ltd., a private investment firm which was founded in 1984 ("Sterling Capital"), and since 1984, Mr. Becker has also been Chairman and Vice President of Sterling Group, Inc., an affiliate of Sterling Capital ("Sterling Group"). Mr. Becker is also Chairman of Becker Group, Ltd., a privately-held company in the mall decorations business ("Becker Group"). Mr. Becker has also been a Principal of Sterling Advisors, LP ("Sterling Advisors") since 1984 and Managing Principal of Sterling Venture Partners, a venture capital fund, since 1999. Additionally, Mr. Becker currently serves as a director and member of the compensation committee of Argent Trading, a venture backed private barter trade company, and as a director of Cognitive Concepts, an education software company. Mr. Becker was also a director of U.S. Technologies, a public company that develops and operates a network of technology and related companies, for five months in 2001.


      Brian Fleming. Mr. Fleming, age 56, has served as a director of our company since December 1997 and is currently a member of the Compensation and Executive Committees. Mr. Fleming is Vice Chairman of Knauss Foods, a privately-held processor of meat products specializing in dried beef and meat snacks, a position he has held since June 2001. From 1998 to 2001, Mr. Fleming was the President of Knauss Foods. Prior to 1998, Mr. Fleming was the President and Chief Operating Officer of Knauss Snack Food Company, a privately-held meat snack company. Mr. Fleming is presently a director of The Decal Source, which designs and distributes decals for use in Nascar motor sports, a position he has held since 1998.

      G. Cook Jordan, Jr. Mr. Jordan, age 51, has served as a director of our company since September 1993 and he is a member of the Audit and Compensation Committees. Mr. Jordan is a co-founder and Managing Principal of Jordan, Knauff & Company, a private investment bank. From 1998 to 2000, Mr. Jordan was a general partner at CID Equity Partners, a venture capital investment fund. From 1996 through 1998, Mr. Jordan was a principal at C3 Holdings, LLC, a private investment firm. From 1988 through 1996, Mr. Jordan served as a Manager of Allstate Venture Capital, which was affiliated with Allstate Insurance Company. Mr. Jordan has also been a director at Day's Molding and Machinery, a plastic injection molder, since 1998.

CLASS II -- DIRECTORS SERVING UNTIL 2004 ANNUAL MEETING:

      Merrick M. Elfman. Mr. Elfman, age 44, is Chairman of our company, a position he has held since July 1996, and he has been a director of our company since 1993. Mr. Elfman is also a member of the Executive Committee. Mr. Elfman has been Chairman of Ecom Group, Inc., a privately-held distributor of specialty lighting products ("Ecom"), since 1998. He is also a Managing Partner of Sterling Capital Partners L.P., a private investment firm with which he has been involved since 1987.

      John T. Hanes. Mr. Hanes, age 66, has served as a director of our company since December 1997 and is a member of the Audit and Executive Committees. From 1994 to the present, Mr. Hanes has served as President of The John T. Hanes Company, a management consulting firm, and he has been a director of Premier Valley Foods, a privately-held processor and marketer of the DelMonte brand of dried fruits, since 1998. From 1991 to 1994, Mr. Hanes served as the Chairman and President of Doskocil Companies/Wilson Foods Corporation, Incorporated, a publicly-held processor of pizza and other processed meat products, and he retired as its Chief Executive Officer.

      Steven M. Taslitz. Mr. Taslitz, age 44, has served as a director of our company since 1991. Mr. Taslitz is a co-founder and Managing Principal of Sterling Capital and Sterling Group, as well as a partner of Sterling Advisors. He also sits on the investment committees of Sterling Venture Partners, Sterling's venture capital fund, and Sterling Real Estate Partnership. He has served as the President of Sterling Group since 1984. Mr. Taslitz is a director of Ecom and Becker Group.

CLASS III -- DIRECTORS SERVING UNTIL 2005 ANNUAL MEETING:

      John A. Miller. Mr. Miller, age 49, has served as a director of our company since September 1993 and is currently a member of the Audit and Compensation Committees. Mr. Miller has served as President of North American Corporation of Illinois, a multi-divisional distributor, since 1988. Mr. Miller has also been a director of Sylvan Learning Systems, Inc. since 2001, where he is a member of the Audit Committee, a director of the Becker Group since 1998 and a director of Alberto- Culver Company, a consumer products company, since 2002.

      Franklin M. Roth. Franklin M. Roth, age 62, was appointed to our board of directors in August 2001. Mr. Roth was employed by Blue Ribbon Packing Co. in Houston, Texas, for 23 years. In 1986, Mr. Roth resigned as executive vice president of Blue Ribbon Packing Co. to become founder and president of Prefco Inc., a meat distribution company in Houston. In 1996, Mr. Roth was appointed president of Prefco Corp. in connection with our acquisition of Prefco, Inc.

EXECUTIVE OFFICERS

      In addition to Merrick M. Elfman and Franklin M. Roth, whose biographies are listed in the directors section above, our company currently has the following two executive officers:

      Thomas M. Dalton. Mr. Dalton, age 54, has served our company as Chief Financial Officer since April 1998. In March 2001, he was also elected to the additional position of Chief Operating Officer. In January 2003, he was appointed to the additional post of President. From 1994 through 1998, Mr. Dalton served as a director, Chief Executive Officer and Chief Financial Officer of SNA Inc., a food processing and distribution company, and he has been a director of Duo-Fast Corporation, a privately-held processor and distributor of tools and fasteners since 1997. Mr. Dalton also served as a director, Executive Vice President and Chief Financial Officer of the Richelieu Group, a privately-held company with nine operating subsidiaries in food processing and distribution, from 1985 to 1993.

      Steven E. Englander. Mr. Englander, age 47, has served as our Senior Vice President - Marketing since August 1998. Prior to his employment with our company, Mr. Englander was Vice President of Marketing with Morningstar Foods, a position he held from September 1995 through March 1998. From September 1991 through June 1995, he was Vice President of Marketing and Sales at Eagle Snacks, a division of Anheuser Busch.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the 1934 Act requires our officers, directors and certain beneficial holders of our common stock to file reports about their beneficial ownership of our common stock. Specific due dates for these reports have been established and we are required to disclose in this Form 10-K any failure to file by these dates during 2002. All of these filing requirements were timely satisfied, except Mr. Taslitz failed to timely report one transaction in November 2002. In making these disclosures, we have relied solely upon written representations of our directors and executive officers and copies of the reports they filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth annual and long-term compensation for the fiscal years ended December 31, 2000, 2001 and 2002 for services in all capacities to our company of (i) our chairman, (ii) our current and former chief executive officer, and (iii) our next two most highly compensated executive officers (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE
                                                                                LONG TERM
                                               ANNUAL COMPENSATION             COMPENSATION
                                               -------------------             -------------
                                                                               SECURITIES         ALL OTHER
                                                                               UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR      SALARY($)     BONUS($)       OPTIONS(#)          ($)(3)
---------------------------             ----      ---------     --------       -------------    ------------
Merrick M. Elfman,
Chairman (1)                             2002     123,761             --         19,000                 --
                                         2001     120,000             --         19,000                 --
                                         2000      25,385         42,500         10,000                 --

Alan F. Sussna,                          2002     375,551         40,435             --             44,527
Former President and Chief               2001     364,820             --             --             44,100
Executive Officer (2)                    2000     348,007        100,000             --             44,250

Thomas M. Dalton, President, Chief
Operating Officer and Chief
Financial Officer (2)                    2002     190,045         53,070             --             25,737
                                         2001     183,171             --        120,000             24,837
                                         2000     172,048         50,000             --             23,625

Steven E. Englander,
Senior Vice President - Marketing        2002     123,868         20,000             --             16,076
                                         2001     118,373         20,000             --             15,911
                                         2000     112,144          6,500             --             15,724

Franklin M. Roth,
President of Prefco Corp.                2002     175,812         58,900             --              6,352
                                         2001     168,980         65,000             --             11,441
                                         2000     154,348         77,352         25,000             15,066

(1) Effective October 1, 2000, we entered into an employment agreement with Mr. Elfman pursuant to which Mr. Elfman is compensated for his services. Prior to October 1, 2000, Mr. Elfman was a non-employee director and was compensated for his services as director and chairman in the same manner as other non-employee directors.

(2) Mr. Sussna resigned as President and Chief Executive Officer effective January 9, 2003. At that time, Mr. Dalton was appointed to the additional position of President.

(3) These amounts represent $5,250, $5,100 and $5,527 contributed by us in 2000, 2001 and 2002, respectively, to our 401(k) Plan on behalf of Mr. Sussna; $39,000, $39,000 and $40,435 paid to Mr. Sussna in 2000, 2001 and
      2002, respectively, as an allowance for transportation costs and health related benefits; $19,500, $19,500 and $19,500 paid to Mr. Dalton in 2000, 2001 and 2002, respectively, as an allowance for transportation costs and health related benefits; $12,000, $12,000 and $12,000 paid to Mr. Englander in 2000, 2001 and 2002, respectively, as an allowance for transportation costs and health related benefits; $10,556, $6,592 and $1,047 paid to Mr. Roth in 2000, 2001 and 2002, respectively, as an allowance for transportation costs and health related benefits; $4,125, $3,724 and $4,510 contributed by us in 2000 to our 401(k) Plan on behalf of Mr. Dalton, Mr. Englander and Mr. Roth, respectively; $5,337, $3,911 and $4,849 contributed by us in 2001 to our 401(k) Plan on behalf of Mr. Dalton, Mr. Englander and Mr. Roth, respectively; and $6,237, $4,076 and $5,306 contributed by us in 2002 to our 401(k) Plan on behalf of Mr. Dalton, Mr. Englander and Mr. Roth, respectively.

OPTION GRANTS

      The following table sets forth certain information concerning option grants to the Named Officers during 2002:

                              OPTION GRANTS IN 2002
                                                                                           POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF
                                                                                                STOCK PRICE
                                                                                             APPRECIATION FOR
                                    INDIVIDUAL GRANTS                                           OPTION TERM
                                    -----------------                                       -------------------

                                                    PERCENT OF
                                                      TOTAL
                                                     OPTIONS
                                   NUMBER OF        GRANTED TO
                                  SECURITIES        EMPLOYEES     EXERCISE     EXPIRATION
          NAME AND                UNDERLYING        IN FISCAL     PRICE(4)       DATE          5%         10%
     PRINCIPAL POSITION         OPTIONS GRANTED      YEAR(3)       ($/SH)                     ($)         ($)
     ------------------         ---------------     ----------    --------     -----------    ---         ---
Merrick M. Elfman, Chairman        10,000(1)           53%          2.40        1/01/12    $15,100     $38,200

Merrick M. Elfman, Chairman        9,000(2)            47%          2.40        1/01/12    $13,590     $34,380

-----------------

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

(3)   Based on 19,000 options granted to all of our employees in 2002.

(4)   Based on the market price on the date of grant.

      There were no option exercises by our Named Officers in 2002. Shown below is information with respect to outstanding options held by our Named Officers as of December 31, 2002. All options reflected in the chart below were granted under our option plan.


                     AGGREGATED 2002 YEAR-END OPTION VALUES

                                 NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED           IN-THE-MONEY
                                  OPTIONS AT 12/31/02        OPTIONS AT 12/31/02
          NAME                EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE (1)
          ----                -------------------------  -----------------------------
     Thomas M. Dalton                  320,000/0                   $112,800/$0

    Merrick M. Elfman                  122,500/0                    $52,598/$0

   Steven E. Englander               40,000/5,000                  $3,968/$850

     Franklin M. Roth                  75,000/0                     $13,500/$0

      Alan F. Sussna                500,000/250,000                $192,500/$0

------------------

(1) Based on the closing price of $2.27 per share of our Common Stock on December 31, 2002, as reported by the American Stock Exchange.

DIRECTORS' FEES

      Under our option plan, non-employee directors receive options to purchase 10,000 shares of common stock on January 1 of each year. In addition, in 2002, the members of our Audit Committee each received options to purchase 1,500 shares, the members of our Compensation Committee each received options to purchase 2,500 shares and the members of our Executive Committee each received options to purchase 9,000 shares. On October 1, 2000, we entered into an employment agreement with our chairman, Merrick M. Elfman. Mr. Elfman's compensation for his services as chairman pursuant to this agreement are included above in the "Summary Compensation Table" and a description of the material terms of this agreement is set forth below.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of our Compensation Committee are John Miller, G. Cook Jordan, Jr. and Brian Fleming. In April 2001, we restructured our then existing senior subordinated debt owed to Banc One Capital Partners. In connection with that restructuring, the LLC, as more fully described in Item 13, Certain Relationships and Related Transactions, purchased a 10% interest in the then existing senior subordinated debt owed to Banc One Capital Partners, including a corresponding 10% interest in the warrants with a put option which were issued in connection with the senior subordinated debt. The LLC is in part owned by John Miller.

      In connection with the refinancing of our long term obligations through the Merrill Facility in November 2002, as more fully described in Item 13, Certain Relationships and Related Transactions, a group of individuals, including John Miller, purchased $0.8 million of the subordinated debt owed to former owners.

EMPLOYMENT AGREEMENTS

      We have employment agreements with the following Named Officers who are currently employed by our company: Mr. Dalton, Mr. Elfman and Mr. Englander.

      Mr. Dalton's employment agreement is currently in effect until April 6, 2004, and extends for additional one year periods unless terminated by written notice given by either party to the other six months prior to April 5 of each year. Pursuant to the employment agreement, Mr. Dalton's base compensation is subject to normal cost of living increases, as well as those increases permitted by our Compensation Committee. Mr. Dalton's employment agreement provides that if his employment is terminated either (1) by us without cause, or (2) by the executive due to a reduction in responsibility without his consent, a reduction in his base salary, relocation of his office from the Chicagoland area, our failure to comply with the terms of the employment agreement, or if the aggregate beneficial ownership of the following individuals is reduced to less than 15% of the number of shares of common stock outstanding: Douglas L. Becker, Eric D. Becker, Merrick M. Elfman, Bruce L. Goldman, Rudolf Christopher Hoehn-Saric and Steven M. Taslitz, as well as their spouses and dependent children or trusts established for their benefit (a "Stockholder Exit"), then Mr. Dalton will receive his full base salary, the annual bonus to which the executive would have been entitled but for the termination, and continued employee benefits for the maximum period permitted by law.

      Mr. Elfman's employment agreement is currently in effect until April 30, 2004, and extends for additional one year periods thereafter, unless terminated by written notice given by either party to the other three months prior to each April 30th. The employment agreement provides for a signing bonus of $42,500 which was paid upon execution of the employment agreement in October 2000, and a salary of $115,000 per year, which increases by 5% on May 1 of each year, beginning May 1, 2002. If Mr. Elfman's employment terminates for any reason prior to a scheduled expiration date, we remain obligated to pay all amounts and provide all benefits provided for in his employment agreement through the scheduled expiration date. In addition, all amounts due under Mr. Elfman's employment agreement will be immediately due in the event that our company is sold, whether through a change of control or a sale of substantially all of our assets, or we are taken private through a transaction with unaffiliated third parties.

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

      Mr. Sussna resigned from the position of Chief Executive Officer and President of our company on January 9, 2003. In connection with his resignation, we agreed to pay Mr. Sussna the Resignation Payment, as previously defined in Management's Discussion and Analysis of Financial Condition and Results of Operations, and continued employee benefits for the maximum period permitted by law. In addition, Mr. Sussna shall receive $367,593, less any amounts already received pursuant to the Resignation Payment, if there is a change of control of our company within 120 days of January 9, 2003. Mr. Sussna has agreed not to compete with our company for a period of 120 days following his resignation, nor will he solicit for employment any director, stockholder or certain employees of our company during such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS



      The following table sets forth certain information regarding securities authorized for issuance under our option plan and our employee stock purchase plan (ESPP), our only equity compensation plans as of December 31, 2002.

                                      EQUITY COMPENSATION PLAN INFORMATION                   NUMBER OF SECURITIES
                                      ------------------------------------                  REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS              REFLECTED IN COLUMN (A))
        -------------           --------------------------    -------------------------    -------------------------
                                            (a)                          (b)                            (c)
  EQUITY COMPENSATION PLANS             ESPP - N/A                   ESPP - N/A                  ESPP - 52,096
 APPROVED BY SECURITY HOLDERS     Option Plan - 2,016,637        Option Plan - $2.65       Option Plan - 983,363 (1)

EQUITY COMPENSATION PLANS NOT              None                          N/A                         None
 APPROVED BY SECURITY HOLDERS

            TOTAL                        2,016,637                      $2.65                      1,035,459

         The following table sets forth certain information regarding the ownership of our common stock as of March 19, 2003, by each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, each director of our company, each Named Officer, and all current executive officers (as of March 19, 2003) and directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission, the "SEC", by such persons or upon information otherwise provided by such persons to us.

         Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise noted, the address for each shareholder is c/o 1033 Skokie Boulevard, Suite 600, Northbrook, IL 60062.

                        BENEFICIAL OWNERSHIP INFORMATION

                                                         SHARES BENEFICIALLY
             NAMES OF BENEFICIAL OWNERS                         OWNED             PERCENTAGE OWNED
             --------------------------                  -------------------      ----------------
Eric D. Becker......................................               528,457(1)           7.70%
Thomas M. Dalton....................................               382,438(2)           5.40%
Merrick M. Elfman...................................               576,859(3)           8.38%
Steven Englander....................................                54,716(4)             *
Brian T. Fleming....................................                82,000(5)           1.20%
John T. Hanes.......................................                78,400(6)           1.15%
G. Cook Jordan, Jr..................................               119,607(7)           1.75%
John A. Miller......................................               238,905(8)           3.49%
Franklin M. Roth....................................               173,000(9)           2.53%
Steven M. Taslitz...................................              535,934(10)           7.80%
All directors and current executive officers as a
group (10 persons)..................................            2,770,316(11)           35.29%

Other Five Percent Stockholders:
Douglas L. Becker...................................              405,957(12)           5.97%
Philip L. Glass.....................................              424,268(13)           6.27%
Bruce L. Goldman....................................              647,076(14)           9.57%
Rudolf Christopher Hoehn-Saric......................              436,699(15)           6.43%
Alan F. Sussna......................................             730,215 (16)           10.05%

-------------------
*Less than one percent


(1) Includes 392,293 shares held by Mr. Becker's wife and 102,500 shares underlying currently exercisable options or options exercisable within 60 days.

(2) Includes 320,000 shares underlying currently exercisable options or options exercisable within 60 days.

(3) Includes 122,500 shares underlying currently exercisable options or options exercisable within 60 days. Of the remaining 454,359 shares, 433,805 are held by Mr. Elfman and his wife jointly.

(4) Includes 40,000 shares underlying currently exercisable options or options exercisable within 60 days.

(5) Includes 75,500 shares underlying currently exercisable options or options exercisable within 60 days.

(6) Includes 73,500 shares underlying currently exercisable options or options exercisable within 60 days.

(7) Includes 85,000 shares underlying currently exercisable options or options exercisable within 60 days. Also includes 19,607 shares held by Mr. Jordan's IRA.

(8) Includes 85,000 shares underlying currently exercisable options or options exercisable within 60 days.

(9) Includes 75,000 shares underlying currently exercisable options or options exercisable within 60 days.

(10) Includes 144,923 shares held by Mr. Taslitz as trustee of the Kathy J. Taslitz Trust and 250,346 shares held by Mr. Taslitz and Mr. Goldman as co-trustees of the KJT Gift Trust. Mr. Taslitz disclaims beneficial ownership of the 250,346 shares held by him as co-trustee of the KJT Gift Trust. Also includes 107,000 shares underlying currently exercisable options or warrants or options exercisable within 60 days.

(11) Includes 1,086,000 shares underlying currently exercisable options or options exercisable within 60 days.

(12)  Includes 30,000 shares underlying currently exercisable options.

(13) Includes 145,740 shares held by the Glass International Ltd. Profit Sharing Plan and Trust dated July 1, 1983 (the "Trust"). Mr. Glass and his wife, Ellen V. Glass, are co-trustees and also the beneficiaries of the Trust. The remaining 278,528 shares are held by Mr. Glass and his wife jointly, either as joint tenants or tenants in common. The address for this shareholder is 20 N. Wacker, #3400, Chicago, IL 60606-3102.

(14) Includes 250,346 shares held by Mr. Goldman and Mr. Taslitz as co-trustees of the KJT Gift Trust. Mr. Goldman disclaims beneficial ownership of the shares held by the KJT Gift Trust.

(15) Includes 24,593 shares held by Mr. Hoehn-Saric as Trustee for the benefit of Gabriella Hoehn-Saric and 21,519 shares held by him as Trustee for the benefit of Rudolph Christopher Hoehn-Saric, Jr. Also includes 30,000 shares underlying currently exercisable options or options exercisable within 60 days.

(16) Includes 175,528 shares held by Mr. Sussna as trustee of the Alan F. Sussna Trust and 9,803 shares held by Mr. Sussna's wife, Brenda B. Sussna, as trustee of the Brenda B. Sussna Trust. Mr. Sussna disclaims beneficial ownership of all 9,803 shares held by his wife as trustee of the Brenda B. Sussna Trust. Also includes 500,000 shares underlying currently exercisable options or options exercisable within 60 days, which are held by Mr. Sussna as Trustee of the Alan F. Sussna Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In April 2001, we restructured our then existing senior subordinated debt owed to Banc One Capital Partners. In connection with that restructuring, BOCP ABR Mezz, LLC, formerly known as Sterling BOCP, LLC, and referred to in this document as the LLC, purchased a 10% interest in the then existing senior subordinated debt owed to Banc One Capital Partners, including a corresponding 10% interest in the warrants with a put option which were issued in connection with the senior subordinated debt. The LLC is owned by Messrs. Douglas Becker (a 5% beneficial owner), Eric Becker (a director and 5% beneficial owner), Merrick Elfman (an executive officer, director and 5% beneficial owner), Bruce Goldman (a 5% beneficial owner), Rudolf Christopher Hoehn-Saric (a 5% beneficial owner), John Miller (a director) and Steven Taslitz (a director and 5% beneficial owner).

      In November 2002, we entered into the Merrill Facility, as previously defined in Management's Discussion and Analysis of Financial Condition and Results of Operations, with Merrill Lynch Capital. A portion of the funds provided under the Merrill Facility was used to pay off the senior subordinated debt owed to Banc One Capital Partners. The $0.7 million in senior subordinated debt owed to the LLC remains outstanding, but the terms of this debt were amended in connection with the refinancing. Also in connection with the refinancing, the LLC and Banc One Capital Partners agreed to cancel the warrants with a put option which were issued in connection with the senior subordinated debt. The amended terms of the senior subordinated debt owed to the LLC changed the maturity date from March 31, 2005 to December 31, 2007 and increased the interest rate from 15% to 18%, with 10% interest paid quarterly and the remaining 8% interest compounded monthly and paid at maturity. The senior subordinated debt owed to the LLC continues to be secured by substantially all of our assets, but is subordinated to the Merrill Facility.

      Also in connection with the refinancing of our long term obligations through the Merrill Facility in November 2002, a group of individuals, including Eric Becker (a director and 5% beneficial owner), Thomas Dalton (an executive officer and 5% beneficial owner), Merrick Elfman (an executive officer, director and 5% beneficial owner), Bruce Goldman (a 5% beneficial owner), John Miller (a director), Alan Sussna (a former director and officer and current 5% beneficial owner) and Steven Taslitz (a director and 5% beneficial owner), purchased
$0.8 million of the junior
subordinated debt owed to former owners. As a result of the purchase, we now owe this $0.8 million of junior subordinated debt to this group of individuals on the same terms and conditions as we owe the remainder of this junior subordinated debt to the former owners.

      In November 2002, we also entered into a consulting agreement with Sterling Advisors LP an entity owned by Messrs. Douglas Becker (a 5% beneficial owner), Eric Becker (a director and 5% beneficial owner), Rudolf Christopher Hoehn-Saric (a 5% beneficial owner) and Steven Taslitz (a director and 5% beneficial owner). The initial two-year term of the consulting agreement begins January 1, 2003, with one year renewal periods thereafter, unless it is terminated by either party twelve months prior to the applicable termination date. Under the terms of the consulting agreement, commencing January 1, 2003, Sterling Advisors LP will be paid $0.2 million per year for consulting services relating to financial, strategic and operational matters. In addition, Sterling Advisors LP received $0.15 million for services rendered in connection with procurement of the Merrill Facility and the related transactions.

ITEM 14. CONTROLS AND PROCEDURES

      We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing date of this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision of our management, including the principal executive and financial officer. Based on that evaluation, our management, including the principal executive and financial officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

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

                  Consolidated Balance Sheets - as of December 31, 2001 and 2002        F-2

                  Consolidated Statements of Operations - for the years ended
                  December 31, 2000, 2001 and 2002                                      F-3

                  Consolidated Statements of Stockholders' Equity - for the
                  years ended December 31, 2000, 2001 and 2002                          F-4

                  Consolidated Statements of Cash Flows - for the years ended
                  December 31, 2000, 2001 and 2002                                      F-5

                  Notes to Consolidated Financial Statements                            F-6

                  2. Schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in our financial statements or accompanying notes.

                  3. The following exhibits are filed with this report or incorporated by reference as set forth below:

Exhibit
Number        Description
------        -----------

3.1 Certificate of Incorporation of Atlantic Premium Brands, Ltd. (the "Company"), including all amendments thereto (7)

3.2           By-Laws of the Company (1)

4.1           Specimen Stock Certificate (1)

4.2 Credit Agreement dated as of November 20, 2002 among the Company, its subsidiaries, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Agent and as a Lender, and the Additional Lenders from time to time party thereto (10)

4.3 Subordination Agreement dated November 20, 2002 by and between BOCP ABR Mezz, LLC and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Agent for certain lenders (10)

4.4 Amended and Restated Security Agreement dated November 20, 2002 by and among the Company, its subsidiaries and BOCP ABR Mezz, LLC
              (10)

4.5 Amended and Substituted Senior Subordinated Note, dated November 20, 2002, in favor of BOCP ABR Mezz, LLC, a Delaware limited liability company formerly known as Sterling BOCP, LLC, in the original principal amount of $709,048.89 (10)

4.6 Amended and Restated 11% Subordinated Non-Negotiable Promissory Note, due February 15, 2008, in favor of Franklin Roth, in the original principal amount of $475,000

4.7 Amended and Restated 11% Subordinated Non-Negotiable Promissory Note, due February 15, 2008, in favor of Allen Pauly, in the original principal amount of $475,000

4.8 Amended and Restated 11% Subordinated Non-Negotiable Promissory Note, due February 15, 2008, in favor of J.L. Richard, in the original principal amount of $574,786

4.9 Amended and Restated 10% Subordinated Non-Negotiable Promissory Note, due February 15, 2008, in favor of Bobby L. Grogan and Betty
              R. Grogan, in the original principal amount of $200,000 (10)

4.10          8% Subordinated Non-Negotiable Promissory Note due December
              31, 2003 made by Grogan's Farm, Inc. in favor of Jefferson Davis and Roger Davis in the original principal amount of $219,593 (3)

4.11          11% Subordinated Non-Negotiable Promissory Note due February
              15, 2008, in favor of Merrick M. Elfman, as agent for the individuals listed on Schedule A attached thereto, in the original principal amount of $450,000

4.12 Amended and Restated 11% Subordinated Non-Negotiable Promissory Note, due February 15, 2008, in favor of Merrick M. Elfman, as agent for the individuals listed on Schedule A attached 4.12 thereto, in the original principal amount of $300,000

10.1          Form of Tax Indemnification Agreement (1)

10.2 Stock Purchase Agreement dated April 23, 1999 among the Company and Bobby L. Grogan and Betty Ruth Grogan (4)

10.3 Atlantic Premium Brands, Ltd. Employee Stock Purchase Plan dated November 1, 1997 (2)

10.4          The Company's 1999 Amended and Restated Stock Option Plan (5)

10.5 Amended and Restated Employment Agreement dated January 10, 2002 between the Company and Alan. F. Sussna (9)

10.6 Employment Agreement dated as of April 6, 1998 between the Company and Thomas M. Dalton (6)

10.7 Employment Agreement dated August 10, 1998 between the Company and Steven Englander (7)

10.8 Employment Agreement dated October 1, 2000 between the Company and Merrick M. Elfman. (8)

10.9 Consulting Agreement dated November 20, 2002 by and between the Company and Sterling Advisors, L.P. (10)

10.10 Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries, Banc One Capital Partners, LLC, Sterling BOCP, LLC and Fleet Capital Corporation
              (8)*

21            Subsidiaries of the Company (9)

23            Consent of KPMG LLP

99            Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

------------------
*No longer in effect

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

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K dated November 20, 2002, filed with the Securities and Exchange Commission on November 26, 2002, and incorporated herein by reference.

      (b)   Reports on Form 8-K:

      On November 26, 2002, we filed a Current Report on Form 8-K dated November 20, 2002 disclosing in Item 5 that we entered into a new credit facility with Merrill Lynch Capital and related transactions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ATLANTIC PREMIUM BRANDS, LTD.

                                By:     /s/ Thomas M. Dalton
                                   --------------------------------------------
                                         Thomas M. Dalton
                                         President, Chief Financial Officer and
                                         Chief Operating Officer


Dated as of March 28, 2003.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                        TITLE                                    DATE
             ---------                                        -----                                    ----
/s/ Thomas M. Dalton                       President, Chief Financial Officer and
--------------------------------           Chief Operating Officer (principal
Thomas M. Dalton                           executive, financial and accounting officer)      March 28, 2003


                                                             Director                        March __, 2003
--------------------------------
Eric D. Becker

/s/ Merrick M. Elfman                                        Director                        March 28, 2003
--------------------------------
Merrick M. Elfman

/s/ Brian Fleming                                            Director
--------------------------------
Brian Fleming                                                                                March 25, 2003

/s/ John T. Hanes                                            Director                        March 28, 2003
--------------------------------
John T. Hanes

/s/ G. Cook Jordan, Jr.                                      Director                        March 26, 2003
--------------------------------
G. Cook Jordan, Jr.

--------------------------------                             Director                        March __, 2003
John A. Miller

/s/ Franklin M. Roth                                         Director                        March 25, 2003
--------------------------------
Franklin M. Roth


--------------------------------                             Director                        March __, 2003
Steven M. Taslitz


                                  CERTIFICATION
                                  -------------

I, Thomas M. Dalton, President, Chief Financial Officer and Chief Operating Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Atlantic Premium Brands, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


                                     /s/ Thomas M. Dalton
                                  --------------------------
                                       Thomas M. Dalton
                President, Chief Financial Officer and Chief Operating Officer

                          Independent Auditors' Report
                          ----------------------------

To the Stockholders of
Atlantic Premium Brands, Ltd.:

We have audited the accompanying consolidated balance sheets of Atlantic Premium Brands, Ltd. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Premium Brands, Ltd. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company changed it method of accounting for goodwill and these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002.

/s/ KPMG LLP

Chicago, Illinois
March 14, 2003

                          ATLANTIC PREMIUM BRANDS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                               December 31,
                                                            2001           2002
                                                          --------       --------
                          ASSETS
Current assets:
  Cash                                                    $    560       $  1,336
  Accounts receivable, net of allowance for doubtful
    accounts of $203 and $170, respectively                  7,184          6,322
  Inventory                                                  5,291          5,362
  Prepaid expenses and other current assets                  5,982          1,041
                                                           -------        -------
      Total current assets                                  19,017         14,061

Property, plant and equipment, net                          11,152         11,707
Goodwill                                                    11,378         10,478
Other assets, net                                              317            850
                                                           -------        -------
      Total assets                                        $ 41,864       $ 37,096
                                                           =======        =======
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks outstanding                                      $  1,293       $  1,441
  Notes payable under line of credit                         4,976          2,527
  Current maturities of long-term debt                       5,127          1,416
  Deferred income taxes                                        742            742
  Accounts payable                                           5,561          5,997
  Accrued expenses                                           2,288          1,883
                                                           -------        -------
      Total current liabilities                             19,987         14,006

Long-term debt, net of current maturities                    9,561         10,276
Deferred income taxes                                          463            845
Put warrants                                                   329             --
                                                           -------        -------
      Total liabilities                                     30,340         25,127

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued or outstanding                      --             --
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 6,734,391 and 6,764,289 shares
    issued and outstanding, respectively                        67             67
  Additional paid-in-capital                                10,452         10,481
  Retained earnings                                          1,005          1,421
                                                           -------        -------
      Total stockholders' equity                            11,524         11,969
                                                           -------        -------
      Total liabilities and stockholders' equity          $ 41,864       $ 37,096
                                                           =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                              Year Ended December 31,
                                                        2000             2001              2002
                                                   -----------       -----------       -----------
Net sales                                          $   177,111       $   133,965       $   122,311
Cost of goods sold                                     153,008           110,598            99,032
                                                    ----------        ----------        ----------

   Gross profit                                         24,103            23,367            23,279

Selling, general and administrative expenses:

 Salaries and benefits                                  10,479             9,967             9,802
 Other operating expenses                                9,350             8,559             8,598
 Depreciation and amortization                           2,258             2,073             1,837
 Goodwill adjustment                                        --             1,044                --
                                                    ----------        ----------        ----------
   Total selling, general and
     administrative expenses                            22,087            21,643            20,237
                                                    ----------        ----------        ----------
   Income from operations                                2,016             1,724             3,042

Other income (expense):
 Interest expense                                       (2,788)           (2,443)           (1,883)
 Fair value adjustment to put warrants                      --              (296)              257
 Loss on extinguishment of debt                             --                --              (545)
 Other income, net                                          41             4,808                30
                                                    ----------        ----------        ----------
   Income (loss) from continuing operations
    before income taxes                                   (731)            3,793               901
Income tax expense                                        (125)           (2,009)             (485)
                                                    ----------        ----------        ----------
   Income (loss) from continuing
    operations                                            (856)            1,784               416
Loss from discontinued operations                         (153)             --                 --
                                                    ----------        ----------        ----------
   Income (loss) before changes in accounting
     principles                                         (1,009)            1,784               416
Changes in accounting principles                           141             1,402               --
                                                    ----------        ----------        ----------

   Net income (loss)                               $     (868)       $     3,186       $       416
                                                    ==========        ==========        ==========

Weighted average common shares:

  Basic                                              6,707,908         6,671,451         6,734,474
                                                    ----------        ----------        ----------
  Diluted                                            6,707,908         6,709,071         7,040,229
                                                    ----------        ----------        ----------

Income (loss) per common share:
 Basic:
  Income (loss) from continuing
   operations                                      $     (0.13)      $      0.27       $      0.06
  Loss from discontinued operations                      (0.02)              --                --
  Changes in accounting principles                        0.02              0.21               --
                                                    ----------        ----------        ----------

 Net income (loss)                                 $     (0.13)      $      0.48       $      0.06
                                                    ==========        ==========        ==========

 Diluted:
  Income (loss) from continuing
   operations                                      $     (0.13)      $      0.27       $      0.06
  Loss from discontinued operations                      (0.02)              --                --
  Changes in accounting principles                        0.02              0.20               --
                                                    ----------        ----------        ----------

 Net income (loss)                                 $     (0.13)       $     0.47       $      0.06
                                                    ==========        ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                              Retained
                                                                               Additional     Earnings        Total
                                                        Common Stock            Paid-In     (Accumulated   Stockholders'
                                                    Shares         Amount       Capital       Deficit)        Equity
                                                   --------       --------      --------      --------       --------
Balance, December 31, 1999                          6,845             68         10,898         (1,313)         9,653

  Repurchase and retirement of Common Stock          (241)            (2)          (578)            --           (580)
  Issuance of Common Stock in
    connection with employee stock
    purchase plan                                      55              1             57             --             58
  Net loss                                             --             --             --           (868)          (868)
                                                 --------       --------       --------       --------       --------
Balance, December 31, 2000                          6,659             67         10,377         (2,181)         8,263

  Issuance of Common Stock in
    connection with employee stock
    purchase plan                                      75             --             75             --             75
  Net income                                           --             --             --          3,186          3,186
                                                 --------       --------       --------       --------       --------
Balance, December 31, 2001                          6,734      $      67      $  10,452      $   1,005      $  11,524

  Issuance of Common Stock in
     connection with employee stock
     purchase plan                                     30             --             29            --              29
  Net income                                           --             --             --           416             416
                                                 --------       --------       --------       --------       --------
Balance, December 31, 2002                          6,764      $     67       $  10,481      $  1,421       $  11,969
                                                 ========       ========       ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                         Year Ended December 31,
                                                      2000       2001         2002
                                                    -------     -------     -------

Cash flows from operating activities:

  Net income (loss)                                  $  (868)   $ 3,186    $   416
  Adjustments to reconcile net
      income (loss) to net cash provided
      by (used in) operating activities
    Depreciation and amortization                      2,258      2,073      1,837
    Goodwill adjustment                                   --      1,044         --
    Amortization of debt discount                        250        245        170
    Fair value adjustment to put warrant                  --        296       (257)
    Loss on extinguishment of debt                        --         --        545
    Changes in accounting principles                    (141)    (1,402)        --
    Deferred income taxes                                106      1,727        382
    Decrease in accounts receivable, net               1,832        607        862
    Decrease (increase) in inventory                     298        162        (71)
    Decrease (increase) in prepaid expenses and
        other current assets                             (12)    (4,275)     4,941
    Decrease (increase) in income taxes receivable      (412)       802         --
    Increase (decrease) in accounts payable           (4,927)       (84)       436
    Increase (decrease) in accrued expenses
       and other current liabilities                     307        527       (406)
                                                      ------     ------     ------
Net cash provided by (used in)
  operating activities                                (1,309)     4,908      8,855
                                                      ------     ------     ------

Cash flows from investing activities:
  Acquisition of property, plant and
    equipment                                         (1,254)    (1,400)    (2,252)
  Investment in plant construction in progress          (524)       (82)        --
  Proceeds from disposition of plant,
    property and equipment                                69         65        900
  Other                                                  (28)      (155)        43
                                                      ------     ------     ------
      Net cash used in investing activities           (1,737)    (1,572)    (1,309)
                                                      ------     ------     ------

Cash flows from financing activities:

  Increase (decrease) in checks outstanding              204     (1,874)       148
  Net borrowings (repayments)under line of credit      4,302        (77)    (2,449)
  Payments of Fleet term and debt notes payable       (1,953)    (2,554)    (6,118)
  Payments of subordinated debt                           --         --     (5,801)
  Proceeds from new term debt                             --         --      8,160
  Proceeds from financing of capital items                --        750        103
  Debt refinancing costs                                  --         --       (842)
  Issuance of common stock                                58         75         29
  Repurchase of common stock                            (580)        --         --
                                                      ------     ------     ------
      Net cash provided by (used in)
       financing activities                            2,031     (3,680)    (6,770)
                                                      ------     ------     ------
Net cash provided by (used in) discontinued
   operations                                            (46)       124         --
                                                      ------     ------     ------

Net increase (decrease) in cash                       (1,061)      (220)       776

Cash, beginning of period                              1,841        780        560
                                                      ------     ------     ------
Cash, end of period                                  $   780    $   560    $ 1,336
                                                      ======     ======     ======


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

In April 2001, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) reached a consensus on Issue 2 of Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", as codified by EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This issue addresses the income statement classification of consideration paid from a vendor to an entity that purchases the vendor's products for resale. The Company adopted the consensus in 2002. The adoption of this consensus, including required retroactive adjustments of prior periods, resulted in a decrease of net sales and a corresponding decrease of other operating expenses of $632, $624 and $705 for the years ended December 31, 2000, 2001 and 2002, respectively. The above reclassifications have no impact on income from operations or net income (loss).

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in salaries and benefits and other operating expenses. These costs totaled $3,944, $3,075 and $2,645 the years ended December 31, 2000, 2001 and 2002, respectively.

CASH

Cash consists of cash held in various deposit accounts with financial institutions.

INVENTORY

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods, production parts and packaging supplies. Cost is determined using the first-in, first-out method. See Note 12 for information concerning the change in accounting for production parts in 2000.

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

OTHER ASSETS

Other assets consist mainly of cash surrender value of life insurance and deferred financing costs. Deferred financing costs are being amortized over 5 years, representing the term of the related debt, using the effective interest method.

GOODWILL

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units, which consist of food processing and food distribution, and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was not required for the Company's reporting units. The fair value of the reporting units exceeded their carrying amounts and the Company was not required to recognize an impairment loss.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 40 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

ADVERTISING

Advertising expenditures are expensed in the period in which the advertising occurs. Advertising expenditures for the years ended December 31, 2000 and 2001 were approximately $2,100, and approximately $2,600 for the year ended December 31, 2002.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use nor hold derivative positions for trading purposes. In 1998, however, the Company entered into a derivative financial instrument in connection with the issuance of put warrants to purchase shares of common stock. On January 1, 2001, the Company was required to adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". On adoption of SFAS No. 133, the Company recorded a cumulative effect of change in accounting principle of $1,402 (net of zero income taxes) to reduce the carrying value of the liability related to the put warrants to fair value. Subsequent changes in the fair value of the put warrants, estimated using the Black-Scholes option valuation model, were recorded as components of net income. The put warrants were cancelled in November 2002 in connection with the debt refinancing described in Note 9.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in 2002. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This statement eliminates SFAS No. 4 and thus, the criteria in APB Opinion No. 30 should be applied to determine the classification of gains and losses related to the extinguishment of debt. This statement is effective beginning in fiscal year 2003. The Company adopted the provisions of this statement in 2002 and classified the loss on the extinguishment of debt in the amount of $0.5 million as a component of other income (expense) in the accompanying statement of operations.


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.


In November 2002, the FASB released FASB Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee. This interpretation also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor about obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. However the disclosure requirements are effective in the consolidated financial statements for the year ended December 31, 2002. The Company is currently evaluating the effects of FIN 45, however it is not expected that the adoption of FIN 45 will have a material effect on our financial position, results of operations, or cash flows.


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

STOCK-BASED COMPENSATION

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                        2000        2001        2002
                                                        ----        ----        ----
Net income (loss), as reported                         $(868)      $3,186       $416

Deduct total stock-based employee
compensation expense determined under fair-
value-based method for all rewards, net of tax           (28)         (46)       (17)
                                                       -----       ------       ----
Pro forma net income (loss)                            $(896)      $3,140       $399
                                                       =====       ======       ====




      The following assumptions were used for option grants:

                                        2000           2001         2002
                                     ----------    ----------    ----------
      Risk-free interest rate(range)  5.35%-6.25%  3.90%-5.13%   3.65-5.13%
      Expected dividend yield           0.00%         0.00%         0.00%
      Expected lives                 5-6 years       5-6 years    5-6 years
      Expected volatility               51.5%         51.5%         51.5%

SUPPLEMENTAL CASH FLOW INFORMATION

                                                  CASH PAID    CASH PAID
                                                  FOR TAXES   FOR INTEREST

                Year ended December 31, 2000
                  Related parties                     --        $215
                  Other                             $373       2,320
                Year ended December 31, 2001
                  Related parties                     --         262
                  Other                              114       1,937
                Year ended December 31, 2002
                  Related parties                     --         327
                  Other                              374       1,386

RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

3. INVENTORY:

Inventory consisted of the following as of December 31:


                                    2001           2002
                                    ----           ----
Raw materials                      $  343         $  324
Finished goods                      3,077          3,240
Packaging supplies                  1,348          1,216
Production parts                      523            582
                                    -----          -----
  Total                            $5,291         $5,362
                                    =====          =====

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment as of December 31, 2001 and 2002 are summarized as follows:

                                                          2001          2002
                                                      --------       --------
Land                                                  $    664       $    644
Buildings and building improvements                      7,277          8,617
Equipment and furniture                                  6,468          7,421
Leasehold improvements                                     507            507
Vehicles                                                 2,325          2,224
Construction in process                                     82             --
                                                       -------        -------
                                                        17,323         19,413
Less - accumulated depreciation and amortization        (6,171)        (7,706)
                                                       -------        -------
Property, plant and equipment, net                    $ 11,152       $ 11,707
                                                       =======        =======

Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was $1,760, $1,559 and $1,677, respectively.

5. OTHER ASSETS:

Other assets are comprised of the following as of December 31, 2001 and 2002:

                                                                 2001      2002
                                                                 ----      ----
Deferred financing costs, and
 other intangible assets                                        $ 668     $ 780
Cash surrender value of life insurance and other assets           129       114
                                                                 ----      ----
                                                                  797       894
Less - accumulated amortization                                  (480)      (44)
                                                                 ----      ----
Other assets, net                                               $ 317     $ 850
                                                                 ====      ====

Amortization of deferred financing costs, and other intangible assets of $133, $152, and $160, is included within depreciation and amortization expense in the accompanying consolidated statements of operations for the years ended December 31, 2000, 2001, and 2002, respectively.

6. GOODWILL:

The Company was required to perform an initial impairment review of goodwill by June 30, 2002 and is required to perform an annual impairment review thereafter. No impairment charges resulted from the initial impairment review in the second quarter or annual review in the fourth quarter. The decrease in goodwill of $900 during the year ended December 31, 2002 relates to the February 2002 sale of Grogan's assets which was included in the Company's food processing segment.

As a result of adopting SFAS No. 142, the Company ceased to record annual goodwill amortization of approximately $0.4 million in 2002. Operating results excluding goodwill amortization for the years ended December 31, 2000, 2001 and 2002 are as follows:

                                                         2000          2001       2002
                                                         ----          ----       ----
Reported net income (loss)                             $  (868)    $   3,186    $   416
Add back: goodwill amortization, net of taxes of $0        365           365         --
                                                        ------      --------     ------
Adjusted net income  (loss)                            $  (503)    $   3,551    $   416
                                                        ======      ========     ======

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Reported net income (loss)                             $ (0.13)         0.48    $  0.06
Add back: goodwill amortization                           0.05          0.05         --
                                                        ------     ---------     ------
Adjusted net income (loss)                             $ (0.08)         0.53    $  0.06
                                                        ======      ========     ======

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Reported net income (loss)                             $ (0.13)         0.47    $  0.06
Add back: goodwill amortization,                          0.05          0.05         --
                                                        ------     ---------     ------
Adjusted net income (loss)                             $ (0.08)         0.52    $  0.06
                                                        ======      ========     ======

7. SIGNIFICANT SUPPLIERS AND CUSTOMERS:

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

For the year ended December 31, 2002, two suppliers provided approximately 13% and 10%, respectively, of the Company's total product purchases. A single customer accounted for approximately 19% of the Company's net sales.

8. INCOME TAXES:

Income tax (expense) benefit for the years ended December 31, 2000, 2001 and 2002, was allocated as follows:


                                                            2000           2001         2002
                                                            ----           ----         ----
Income tax expense of continuing operations                $  (125)      $(2,009)      $  (485)
Income tax benefit included in loss from
      discontinued operations                                   73            --            --
                                                            ------        ------        -------
                                                           $    52       $(2,009)      $  (485)
                                                            ======        ======        =======

Income tax (expense) benefit of continuing operations consisted of the following:


                                         2000       2001         2002
                                         ----       ----         ----
Current:
         Federal                       $   141     $   --     $    --
         State                            (160)      (282)       (104)
Deferred:
         Federal                           (85)    (1,616)       (332)
         State                             (21)      (111)        (49)
                                        ------     ------      ------
Income tax expense of continuing
  operations                           $  (125)   $(2,009)    $  (485)
                                        ======     ======      ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2002 are presented below:


                                                        2001         2002
                                                        ----         ----
Deferred tax assets attributable to:
     Net operating loss carryforwards                 $   654      $   444
     Inventory                                             78           85
     Accrued expenses                                      69           64
     Accounts receivable                                   79           66
     Other                                                363          275
                                                       ------       ------
           Deferred tax assets                          1,243          934
                                                       ------       ------
Deferred tax liabilities attributable to:
     Property, plant and equipment                        522          252
     Net gain from insurance settlement                 1,715        1,832
     Other                                                211          437
                                                       ------       ------
           Deferred tax liabilities                     2,448        2,521
                                                       ------       ------
           Net deferred tax liabilities               $(1,205)     $(1,587)
                                                       ======       ======

As of December 31, 2002, the Company has approximately $1,290 of net operating loss carryforwards for Federal tax purposes, expiring through 2011.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of projected future taxable income over the periods prior to the expiration of the net operating loss carryforwards and in which the temporary differences that give rise to the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward periods are reduced.

The items which gave rise to differences between income tax expense (benefit) of continuing operations and income taxes (benefit) computed at the Federal statutory rate are summarized below:

                                              2000        2001        2002
                                              ----        ----        ----
Statutory Federal income tax rate            (34.0)%      34.0%       34.0%
State income taxes, net of
  Federal income tax effect                   20.4         6.8        11.3
Nondeductible goodwill amortization
  and write-off                               26.0        10.3        24.4
Change in value of put warrants                 --         2.7        (9.7)
Other                                          4.7        (0.8)       (6.2)
                                              ----        ----       -----
Total                                         17.1%       53.0%       53.8%
                                              ====        ====       =====

9. DEBT:

Long-term debt as of December 31, 2001 and 2002, consisted of the following:


                                                                    2001           2002
                                                                  --------       --------
      Junior subordinated promissory notes due February 2008,
         bearing interest at 11% annually,
         interest payable in quarterly installments               $  1,400       $  1,400
      Junior subordinated promissory notes due February 2008,
         bearing interest at 11% annually,
         interest payable in quarterly installments                    875            875
      Junior subordinated promissory note due February 2008,
         bearing interest at 10% annually,
         interest payable in quarterly installments                    200            190
      Junior subordinated promissory note due December 2003,
         bearing interest at 8% annually,
         interest payable in quarterly installments                    225            225
      Senior subordinated note due December 2007,
         bearing interest at 18% annually,
         with 10% payable in quarterly installments and
         8% payable at maturity                                      6,500            709
      Term note due November 2007 bearing interest at
         prime rate plus 2% or adjusted LIBOR plus 3.75%                --          2,500
      Term note bearing interest at prime rate plus 1% or adjusted
         LIBOR plus 2.5%, principal paid off in November 2002        4,934             --
      Term note bearing interest at prime rate plus 1.5% or
         adjusted LIBOR plus 3.25%, principal due in varying
         amounts payable quarterly through November, 2007               --          5,660
      Capital lease obligations and other                            1,214            133
                                                                   -------        -------
         Total                                                      15,348         11,692
      Less: Current maturities                                      (5,127)        (1,416)
            Unamortized debt discount                                 (660)           --
                                                                   -------        -------
      Long-term debt, net of current maturities and
         unamortized debt discount                                $  9,561       $ 10,276
                                                                   =======        =======


The future maturities of long-term debt as of December 31, 2002, are as follows:


2003                                                             $ 1,416
2004                                                               1,183
2005                                                               1,155
2006                                                               1,132
2007 and beyond                                                    6,806
                                                                  ------
                                                                 $11,692
                                                                  ======

At December 31, 2002, the Company's credit facility consists of a $5,660 term note, a $2,500 term note, a $8,500 line of credit, a $709 senior subordinated note and $2,690 in junior subordinated notes.

As of December 31, 2001, the Company had outstanding under an agreement with Fleet Capital (the Fleet Facility) approximately $4.9 million in term debt and approximately $5.0 million in line-of-credit borrowings. The Company owed $6.5 million of senior subordinated debt to Banc One Capital Partners and Sterling BOCP, LLC, now known as BOCP ABR Mezz, LLC, an entity owned by some of our directors, officers and 5% shareholders (the LLC), and approximately $2.7 million of junior subordinated debt to former owners of Prefco, Richard's, Grogan's and Partin's. The interest on the senior subordinated debt was 10% per annum for the years ended December 31, 2000 and 2001. Under the terms of an amendment to the senior subordinated debt dated April 13, 2001 and effective January 17, 2001, this interest rate was increased to 15% per annum. The incremental increase of 5% was accrued and compounded monthly. The junior subordinated debt carried an average interest rate of approximately 9.7% per annum. The term debt and line of credit agreement under the Fleet Facility bore annual interest at either the bank's prime rate plus 1% (5.75% at December 31, 2001) or adjusted LIBOR plus 2.5%, at our option.


In November 2002, the Company entered into a new senior secured credit facility with Merrill Lynch Capital (the Merrill Facility). As of December 31, 2002 the Company had outstanding under the Merrill Facility approximately $8.2 million in term debt and approximately $2.5 million in line-of-credit borrowings. A portion of the funds provided under the Merrill Facility was used to pay off the Fleet Facility and the senior subordinated debt owed to Banc One Capital Partners. The terms of the $0.7 million in senior subordinated debt owed to the LLC were amended concurrently with the refinancing. In connection with the refinancing, the LLC and Banc One Capital Partners agreed to cancel the warrants with a put option to purchase 1.1 million shares of our common stock, which were granted in connection with the issuance of the senior subordinated debt. In addition to canceling the warrants, the amended terms of the senior subordinated debt owed to the LLC changed the maturity date from March 31, 2005 to December 31, 2007 and increased the interest rate from 15% to 18%, with 10% interest paid quarterly and the remaining 8% interest compounded monthly and paid at maturity. The senior subordinated debt owed to the LLC continues to be secured by substantially all of our assets, but is subordinated to the Merrill Facility. The line of credit agreement under the Merrill Facility bears annual interest at either the bank's prime rate plus 1.25% (5.5% at December 31, 2002) or adjusted LIBOR plus 3.00% at our option. The term debt is comprised of two notes, Term Loan A and Term Loan B. They bear interest at either the bank's prime rate plus 1.5% and 2.0% (5.75% and 6.25%, respectively, at December 31, 2002), or adjusted LIBOR plus 3.25% and 3.75%, respectively, at our option. At December 31, 2002, the Company is in compliance with the covenants contained in the Merrill Facility.


As part of the refinancing transaction, three of the notes comprising the junior subordinated debt in the amounts of $1.4 million, $0.9 million and $0.2 million, which were earning interest at the rates of 11%, 8.35% and 10%, respectively, were amended to reset the maturity dates on each note to February 2008 and to reset the stated interest rate on the $0.9 million note to 11%.


As a result of the extinguishment of the previous line of credit and term debt, the Company recognized a loss of $545 for the year ended December 31, 2002. The loss related to the write-off of unamortized deferred financing fees and debt discount, partially offset by the write-off of the liability representing the fair value of put options that were cancelled in connection with the refinancing.


In 2002, the Company received $5 million as part of the Grogan's fire insurance settlement. These monies will be used to pay the federal and state taxes and other expenses associated with the settlement and the remainder was applied to the Fleet Facility.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts reported in the Consolidated Balance Sheets for accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

Fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate face value of the Company's long-term debt as of December 31, 2001 and 2002, was $15,348 and $11,692, respectively. The face amount of the Company's long-term debt approximated its fair value as of December 31, 2001 and 2002.

11. INCOME PER COMMON SHARE:

The weighted average shares used to calculate basic and diluted income per common share for the years ended December 31, 2000, 2001 and 2002 are as follows:


                                               2000           2001           2002
                                               ----           ----           ----
    Weighted average shares outstanding
       for basic income per common share     6,707,908      6,671,451      6,734,474

    Dilutive effect of stock options             --            37,620        305,755
                                             ---------      ---------      ---------
    Weighted average shares outstanding
       for diluted income per common share   6,707,908      6,709,071      7,040,229
                                             =========      =========      =========

As a result of the loss from continuing operations for the year ended December 31, 2000, the impact of options with an exercise price that was less than the average weighted market price of the common stock during the year was excluded due to their antidilutive effect.

Options to purchase 1,722,042, 1,654,718 and 1,111,137 shares of common stock at prices ranging from $1.50 to $6.50 per share were outstanding during 2000, 2001 and 2002, respectively, but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average weighted market price of the common stock during the year.

Put warrants to purchase up to a maximum of 1,095,700 shares of common stock at $3.38 per share were outstanding as of December 31, 2000 and 2001, but were not included in the computation of diluted income per common share because the warrants' exercise price was greater than the weighted average market price of the common stock during the year. These put warrants were cancelled in connection with the November 2002 debt refinancing.

12. EMPLOYEE BENEFIT PLANS:

Under the terms of the Company's Amended and Restated Stock Option Plan (the Option Plan), the Company may issue up to 3,000,000 options to directors, officers, advisors, full-time employees and other eligible individuals. In general, the option exercise price equals the stock's market price on the date of grant and the options vest during periods of up to ten years. Under the terms of the Option Plan, the Company issues 10,000 options to eligible outside directors at the beginning of each year of service. These options vest quarterly over one year. No compensation expense was recognized for the issuance of options under the Option Plan during 2000, 2001 and 2002.

The following table summarizes option activity and related information.


                                         2000                         2001                         2002
                                              WEIGHTED                     WEIGHTED                     WEIGHTED
                                               AVERAGE                      AVERAGE                      AVERAGE
                                              EXERCISE                     EXERCISE                     EXERCISE
                                  SHARES        PRICE        SHARES          PRICE        SHARES          PRICE
Outstanding, beginning
  of year                       1,704,659      $ 2.66       1,722,042       $ 2.57       1,939,718       $ 2.40

Granted                           113,000        2.05         235,000         1.19         109,000         2.40
Exercised                               -           -               -            -               -            -

Forfeited or expired              (95,617)       2.74         (17,324)        2.74         (32,081)        2.15
                                ---------       -----       ---------        -----       ---------        -----

Outstanding, end
  of year                       1,722,042      $ 2.57       1,939,718       $ 2.40       2,016,637       $ 2.65
                                =========       =====       =========        =====       =========        =====

Exercisable, end
  of year                       1,236,363      $ 2.46       1,630,639       $ 2.39       1,736,687       $ 2.50

Weighted average
 fair value of
  options granted                              $ 1.37                       $  .79                       $  .98

                                                         AVERAGE               WEIGHTED
RANGE OF                          REMAINING              AVERAGE               OPTIONS
EXERCISE          OPTIONS      CONTRACTUAL LIFE          EXERCISE           EXERCISABLE  at
PRICES          OUTSTANDING       (IN YEARS)              PRICE             December 31, 2002
--------        -----------     ----------------       ---------         -----------------
$0.88 - 1.50      546,000          6.0                  $1.33                   545,000
$1.51 - 3.00      919,637          6.5                  $2.59                   919,637
$3.01 - 4.50      243,100          5.0                  $3.49                   243,100
$4.51 - 6.00      250,950          5.0                  $4.63                       950
$6.01 - 7.50       28,000          1.0                  $6.50                    28,000
------------   -----------                                                    ---------
$0.88 - 7.50    2,016,637                                                     1,736,687
===========    ===========                                                    =========

The Company has a Retirement Savings Plan (401(k) plan) whereby employees may contribute up to the limits established by the Internal Revenue Service. Matching contributions are made by the Company equal to 50% of employee contributions, subject to certain limitations. The Company's matching contributions during 2000, 2001 and 2002 were $235, $194 and $202, respectively.

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

On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". On adoption of the SFAS No. 133, the Company recorded a cumulative effect of change in accounting principle in the amount of $1,402 (net of zero income taxes). The cumulative effect of change in accounting principle was recorded to reduce the carrying value of the liability related to the put warrants to fair value. The fair value of the warrants is estimated using a Black-Scholes option-valuation model. Subsequent changes in the fair value of the put warrants are recorded as a component of net income. The warrants were cancelled in connection with the November 2002 debt refinancing. The Company does not have any other derivative instruments.

14. COMMITMENTS:

OPERATING LEASES

The Company leases warehouses, office buildings and most of its delivery vehicles under operating leases. These leases have remaining terms ranging from one to five years. Rental expense under these leases for the years ended December 31, 2000, 2001 and 2002 was $1,648, $1,263 and $1,260, respectively. As of December 31, 2002, future minimum lease payments under these operating leases are as follows:


2003                                                          $  733
2004                                                             322
2005                                                              50
2006                                                              24
2007 and thereafter                                               24
                                                               -----
                                                              $1,153
                                                               =====

It is expected that in the normal course of business most leases that expire will be renewed or replaced by leases on the same or similar properties; thus, it is anticipated that future annual rent expense will not be materially less than the amount reported for 2002.

15. RELATED PARTY TRANSACTIONS:

In November 2002, the Company entered into the Merrill Facility. A portion of the funds provided under the Merrill Facility was used to pay off the senior subordinated debt owed to Banc One Capital Partners. The $0.7 million in senior subordinated debt owed to the LLC, an entity owned by some of our directors, officers and 5% shareholders, remains outstanding, but the terms of this debt were amended in connection with the refinancing. Also in connection with the refinancing, the LLC and Banc One Capital Partners agreed to cancel the warrants with a put option for 1.1 million shares of our common stock which were issued in connection with the senior subordinated debt. The amended terms of the senior subordinated debt included a change in the maturity date from March 31, 2005 to December 31, 2007 and an increase in the interest rate from 15% to 18%, with 10% interest paid quarterly and the remaining 8% interest compounded monthly and paid at maturity. The senior subordinated debt owed to LLC continues to be secured by substantially all of our assets, but is subordinated to the Merrill Facility.

Also in connection with the refinancing of our long term obligations through the Merrill Facility in November 2002, a group of individuals, including Eric Becker (a director and 5% beneficial owner), Thomas Dalton (an executive officer and 5% beneficial owner), Merrick M. Elfman (an executive officer, director and 5% beneficial owner), Bruce Goldman (a 5% beneficial owner), John Miller (a director), Alan Sussna (a former director and officer and current 5% beneficial owner) and Steven Taslitz (a director and 5% beneficial owner), purchased
$0.8 million of the junior subordinated debt owed to former owners. As a result of the purchase, the Company now owes this $0.8 million of junior subordinated debt to this group of individuals on the same terms and conditions as we owe the remainder of this junior subordinated debt to the former owners.


In November 2002, the Company also entered into a consulting agreement with Sterling Advisors LP, an entity owned by Messrs. Douglas Becker (a 5% beneficial owner), Eric Becker (a director and 5% beneficial owner), Rudolf Christopher Hoehn-Saric (a 5% beneficial owner) and Steven Taslitz (a director and 5% beneficial owner). The initial two-year term of the consulting agreement begins January 1, 2003, with one-year renewal periods thereafter, unless it is terminated by either party twelve months prior to the applicable termination date. Under the terms of the consulting agreement, commencing January 1, 2003, Sterling Advisors LP will be paid $0.2 million per year for consulting services relating to financial, strategic and operational matters. In addition, Sterling Advisors LP received $0.15 million for services rendered in connection with procurement of the Merrill Facility and the related transactions.

16. GROGAN'S FIRE AND GOODWILL ADJUSTMENT:

On October 13, 2000, the Grogan's manufacturing plant located in Arlington, Kentucky was totally destroyed by fire and the impacted assets' net book value of $1,200 was written off. At December 31, 2000, the Company recorded a $1,400 receivable from the insurance carrier for the net book value of the plant and equipment destroyed plus other related costs incurred. During fiscal 2001, the insurance settlement on the building and equipment destroyed in the fire was finalized at $6,800 and the Company recorded a pretax gain, net of costs incurred, in the amount of $4,800. The Company had collected $1,800 of the settlement as of December 31, 2001 and recorded a receivable in the amount of $5,000 which is included in prepaid expenses and other assets at December 31, 2001. This amount was collected in February 2002. Additionally, the Company has outstanding claims, continuing expenses, business interruption and other coverages which are in process.

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

17. BUSINESS SEGMENT INFORMATION:

The Company's operations have been classified into two business segments: food processing and food distribution. The food processing segment includes the processing and sales of branded food products to distributors and retailers in Oklahoma, Louisiana, Texas, and other surrounding states. The food distribution segment includes the purchasing, marketing and distribution of packaged meat products to retailers and restaurants, primarily in Texas.

Summarized financial information, by business segment, for continuing operations in 2000, 2001 and 2002 is as follows (corporate overhead not specifically associated with a segment has been presented separately):


                                        2000          2001            2002
Net sales:
      Food processing                 $ 71,330      $ 72,274        $ 61,876
      Food distribution                119,660        75,414          69,201
                                       -------       -------         -------
                                      $190,965      $147,673        $131,077
                                      ========      ========        ========

Depreciation and amortization:
      Food processing                 $  1,847      $  1,676        $  1,595
      Food distribution                    277           240              69
                                       -------       -------         -------
                                      $  2,124      $  1,916        $  1,664
                                      ========      ========        ========

Interest expense:
      Food processing                 $    156      $    152        $    129
      Food distribution                    130           151             156
                                       -------       -------         -------
                                      $    286      $    303        $    285
                                      ========      ========        ========

Income from continuing
   operations before income taxes:
      Food processing                 $  2,296      $  7,010        $  4,287
      Food distribution                  2,598         1,888           1,038
                                       -------       -------         -------
                                      $  4,894      $  8,898        $  5,325
                                      ========      ========        ========

Capital expenditures:
      Food processing                 $  1,712      $  1,465        $  2,243
      Food distribution                     61            -               -
                                       -------       -------         -------
                                      $  1,773      $  1,465        $  2,243
                                      ========      ========        ========

Segment assets:
      Food processing                $  27,510      $ 29,971        $ 25,016
      Food distribution                 11,631        10,322          10,039
                                       -------       -------         -------
                                     $  39,141      $ 40,293        $ 35,055
                                       =======       =======         =======

Inter-segment sales and related receivables and payables among the segments during 2000, 2001, and 2002, for the purpose of this presentation, have not been eliminated.

The following are reconciliations of reportable segment net sales, profit or loss, assets, and other significant items to the Company's consolidated totals:

                                            2000            2001             2002
Net sales:
      Total for reportable
        segments                         $ 190,965       $ 147,673       $ 131,077
      Elimination of inter-segment
        net sales                          (13,854)        (13,708)         (8,766)
                                          --------        --------        --------
      Total consolidated net sales       $ 177,111       $ 133,965       $ 122,311
                                         =========       =========       =========

Depreciation and amortization:
      Total for reportable
        segments                         $   2,124       $   1,916       $   1,664
      Corporate                                134             157             173
                                          --------        --------        --------
      Consolidated depreciation
        and amortization                 $   2,258       $   2,073       $   1,837
                                         =========       =========       =========
Interest expense
      Total for
        reportable segments              $     286       $     303       $     285
      Corporate                              2,502           2,140           1,598
                                          --------        --------        --------
      Consolidated interest expense      $   2,788       $   2,443       $   1,883
                                         =========       =========       =========

Income (loss) from continuing
  operations before income taxes:
      Total for reportable
       segments                          $   4,894       $   8,898       $   5,325
      Corporate                             (5,625)         (5,105)         (4,424)
                                         ---------       ---------       ---------
      Total consolidated income (loss)
       from continuing operations        $    (731)      $   3,793       $     901
                                         =========       =========       =========

Capital expenditures:
      Total for
        reportable segments              $   1,773       $   1,465       $   2,243
      Corporate                                  5              17               9
                                         ---------       ---------       ---------
      Consolidated capital
         expenditures                    $   1,778       $   1,482       $   2,252
                                         =========       =========       =========

Assets:
      Total for reportable segments                      $  40,293       $  35,055
      Corporate                                              1,571           2,041

                                                         ---------       ---------
      Consolidated total assets                          $  41,864       $  37,096
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

19. ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31:


                                     2001        2002
Compensation and benefits          $  783     $   572
Other                               1,505       1,311
                                   ------     -------
Total                              $2,288     $ 1,883
                                   ======     =======

20. RESIGNATION OF CHIEF EXECUTIVE OFFICER:

Alan F. Sussna resigned from the position of Chief Executive Officer and President of the Company on January 9, 2003. In connection with his resignation, the Company agreed to pay Mr. Sussna $183,796.50 over six months in accordance with our payroll policies, and continued employee benefits for the maximum period permitted by law. In addition, Mr. Sussna shall receive $367,593, less any amounts already received as part of his resignation payment, if there is a change of control of the Company within 120 days of January 9, 2003. Mr. Sussna has agreed not to compete with the Company for a period of 120 days following his resignation, nor will he solicit for employment any director, stockholder or certain employees of the Company during such period.

21. QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE
DATA):



                                                      Quarter Ended
                                                      -------------

        2002                          March 31      June 30      September 30     December 31
        ----                          --------      -------      ------------     -----------
        Net sales ..............      $ 29,863      $ 29,937       $ 30,142       $ 32,369
                                      ========      ========       ========       ========
        Gross profit............      $  5,853      $  5,853       $  5,556       $  6,017
                                      ========      ========       ========       ========

        Net income (loss).......      $    152      $    451       $    119       $   (306)
                                      ========      ========       ========       ========
        Weighted average shares:
        Basic ...................        6,734         6,734          6,734          6,734
        Effect of stock options.           304           394            273            306
                                      --------      --------       --------       --------
        Diluted ................         7,038         7,128          7,007          7,040
                                      ========      ========       ========       ========

        Basic and diluted income
           (loss) per share:
        Net income (loss) ......      $    .02      $    .06       $    .02       $   (.04)
                                      ========      ========       ========       ========

                                                      Quarter Ended
                                                      -------------

        2001                           March 31      June 30     September 30   December 31
        ----                           --------      -------     ------------   -----------
        Net sales ...............      $ 31,128      $ 33,333      $ 34,653       $ 34,851
                                       ========      ========      ========       ========

        Gross profit ............      $  5,874      $  5,281      $  5,199       $  7,013
                                       ========      ========      ========       ========

        Income (loss) before change
           in accounting principle.    $     81      $  1,109      $   (266)      $    860
        Change in accounting
           principle ............         1,402            --            --             --
                                       --------      --------      --------       --------
        Net income ..............      $  1,483      $  1,109      $   (266)      $    860
                                       ========      ========      ========       ========
        Weighted average shares:
        Basic....................         6,659         6,659         6,659          6,671
        Effect of stock options .            32            32            --             38
                                       --------      --------      --------       --------
        Diluted .................         6,691         6,691         6,659          6,709
                                       ========      ========      ========       ========

        Basic and diluted income (loss) per share:

        Income (loss) before change
            in accounting principle... $    .01      $    .17      $   (.04)      $    .13
        Change in accounting principle      .21            --            --             --
                                       --------      --------      --------       --------
        Net income (loss) .......      $    .22      $    .17      $   (.04)      $    .13
                                       ========      ========      ========       ========

The sum of the quarterly income per share amounts do not equal the annual income per share amount due to rounding.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
------        -----------

3.1 Certificate of Incorporation of Atlantic Premium Brands, Ltd. (the "Company"), including all amendments thereto (7)

3.2           By-Laws of the Company (1)

4.1           Specimen Stock Certificate (1)

4.2 Credit Agreement dated as of November 20, 2002 among the Company, its subsidiaries, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Agent and as a Lender, and the Additional Lenders from time to time party thereto (10)

4.3 Subordination Agreement dated November 20, 2002 by and between BOCP ABR Mezz, LLC and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Agent for certain lenders (10)

4.4 Amended and Restated Security Agreement dated November 20, 2002 by and among the Company, its subsidiaries and BOCP ABR Mezz, LLC
              (10)

4.5 Amended and Substituted Senior Subordinated Note, dated November 20, 2002, in favor of BOCP ABR Mezz, LLC, a Delaware limited liability company formerly known as Sterling BOCP, LLC, in the original principal amount of $709,048.89 (10)

4.6 Amended and Restated 11% Subordinated Non-Negotiable Promissory Note, due February 15, 2008, in favor of Franklin Roth, in the original principal amount of $475,000

4.7 Amended and Restated 11% Subordinated Non-Negotiable Promissory Note, due February 15, 2008, in favor of Allen Pauly, in the original principal amount of $475,000

4.8 Amended and Restated 11% Subordinated Non-Negotiable Promissory Note, due February 15, 2008, in favor of J.L. Richard, in the original principal amount of $574,786

4.9 Amended and Restated 10% Subordinated Non-Negotiable Promissory Note, due February 15, 2008, in favor of Bobby L. Grogan and Betty
              R. Grogan, in the original principal amount of $200,000 (10)

4.10          8% Subordinated Non-Negotiable Promissory Note due December
              31, 2003 made by Grogan's Farm, Inc. in favor of Jefferson Davis and Roger Davis in the original principal amount of $219,593 (3)

4.11 11% Subordinated Non-Negotiable Promissory Note due February 15, 2008, in favor of Merrick M. Elfman, as agent for the individuals listed on Schedule A attached thereto, in the original principal amount of $450,000

4.12 Amended and Restated 11% Subordinated Non-Negotiable Promissory Note, due February 15, 2008, in favor of Merrick M. Elfman, as agent for the individuals listed on Schedule A attached thereto, in the original principal amount of $300,000

10.1          Form of Tax Indemnification Agreement (1)

10.2 Stock Purchase Agreement dated April 23, 1999 among the Company and Bobby L. Grogan and Betty Ruth Grogan (4)

10.3 Atlantic Premium Brands, Ltd. Employee Stock Purchase Plan dated November 1, 1997 (2)

10.4          The Company's 1999 Amended and Restated Stock Option Plan (5)


10.5 Amended and Restated Employment Agreement dated January 10, 2002 between the Company and Alan. F. Sussna (9)

10.6 Employment Agreement dated as of April 6, 1998 between the Company and Thomas M. Dalton (6)

10.7 Employment Agreement dated August 10, 1998 between the Company and Steven Englander (7)

10.8 Employment Agreement dated October 1, 2000 between the Company and Merrick M. Elfman. (8)

10.9 Consulting Agreement dated November 20, 2002 by and between the Company and Sterling Advisors, L.P. (10)

10.10 Note and Warrant Purchase Agreement dated as of April 13, 2001 among the Company, certain of its subsidiaries, Banc One Capital Partners, LLC, Sterling BOCP, LLC and Fleet Capital Corporation
              (8)*

21            Subsidiaries of the Company (9)

23            Consent of KPMG LLP

99            Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

------------------
*No longer in effect

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

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K dated November 20, 2002, filed with the Securities and Exchange Commission on November 26, 2002, and incorporated herein by reference.