Form 10-Q
period 2003-03-31
ATLANTIC PREMIUM BRANDS LTD
filed 2003-05-13
CIK 912609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

               { } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-13747

                          ATLANTIC PREMIUM BRANDS, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                       36-3761400
------------------------------------------              ------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                       Identification No.)


    1033 SKOKIE BOULEVARD, SUITE 600
          NORTHBROOK, ILLINOIS                                   60062
------------------------------------------              ------------------------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (847) 412-6200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                           ---     ---

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                   ---     ---


As of May 5, 2003, there were outstanding 6,764,289 shares of Common Stock, par value $.01 per share, of the Registrant.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                          ATLANTIC PREMIUM BRANDS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                   (in thousands, except shares and par value)


                                                                                        (Unaudited)
                                                                        December 31,     March 31,
                                                                            2002           2003
                                                                          -------         -------
                                     ASSETS
Current assets:
    Cash                                                                  $ 1,336         $ 1,595
    Accounts receivable, net of allowance for doubtful accounts
       of $170 and $169, respectively                                       6,322           5,303
    Inventory                                                               5,362           5,553
    Prepaid expenses and other current assets                               1,041           1,064
                                                                          -------         -------
          Total current assets                                             14,061          13,515

Property, plant and equipment, net                                         11,707          11,766
Goodwill, net                                                              10,478          10,478
Other assets, net                                                             850             848
                                                                          -------         -------
          Total assets                                                    $37,096         $36,607
                                                                          =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Checks outstanding                                                    $ 1,441         $ 2,131
    Notes payable under line of credit                                      2,527           2,331
    Current maturities of long-term debt                                    1,416           1,416
    Deferred income taxes                                                     742             742
    Accounts payable                                                        5,997           5,210
    Accrued expenses                                                        1,883           1,760
                                                                          -------         -------
          Total current liabilities                                        14,006          13,590

Long-term debt, net of current maturities                                  10,276           9,978
Deferred income taxes                                                         845             845
                                                                          -------         -------
          Total liabilities                                                25,127          24,413

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issued or outstanding                                            --              --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       6,764,289 shares issued and outstanding                                 67              67
    Additional paid-in capital                                             10,481          10,481
    Retained earnings                                                       1,421           1,646
                                                                          -------         -------
          Total stockholders' equity                                       11,969          12,194
                                                                          -------         -------
          Total liabilities and stockholders' equity                      $37,096         $36,607
                                                                          =======         =======



The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         2002                 2003
                                                                     -----------          -----------
Net sales                                                            $    29,863          $    30,085
Cost of goods sold                                                        24,009               24,344
                                                                     -----------          -----------
          Gross profit                                                     5,854                5,741
                                                                     -----------          -----------
Selling, general and administrative expenses:
    Salaries and benefits                                                  2,477                2,386
    Other operating expenses                                               1,980                2,260
    Depreciation and amortization                                            438                  494
                                                                     -----------          -----------
          Total selling, general and administrative expenses               4,895                5,140
                                                                     -----------          -----------
    Income from operations                                                   959                  601

Other income (expense):
    Interest expense                                                        (494)                (260)
    Fair value adjustment to put warrants                                   (195)                  --
    Other income, net                                                         63                   36
                                                                     -----------          -----------
    Income before income taxes                                               333                  377
Income tax expense                                                          (181)                (152)
                                                                     -----------          -----------
    Net income                                                       $       152          $       225
                                                                     ===========          ===========
Weighted average common shares:
       Basic                                                           6,734,391            6,764,289
                                                                     ===========          ===========
       Diluted                                                         7,037,541            6,993,758
                                                                     ===========          ===========
Net income per common share:


       Basic and diluted                                             $      0.02        $        0.03
                                                                     ===========          ===========




The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                             Three Months Ended
                                                                                 March 31,
                                                                             2002             2003
                                                                           -------          -------
Cash Flows from Operating Activities:
    Net income                                                            $   152          $   225
    Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                          438              494
       Amortization of debt discount                                           51               --
       Fair value adjustment to put warrants                                  195               --
       Decrease in accounts receivable, net                                 1,077            1,019
       (Increase) decrease in inventory                                        58             (191)
       Decrease (increase) in prepaid expenses and other current assets     4,715              (23)
       Decrease in accounts payable                                        (1,556)            (787)
       Decrease in accrued expenses and other
           current liabilities                                                (99)            (123)
                                                                          -------          -------
 Net cash provided by operating activities                                  5,031              614
                                                                          -------          -------
Cash Flows from Investing Activities:
    Acquisition of property, plant and equipment                             (340)            (515)
    Proceeds from disposal of Grogan's assets                                 906               --
                                                                          -------          -------
              Net cash provided by (used in) investing activities             566             (515)
                                                                          -------          -------
Cash Flows from Financing Activities:
    Increase in checks outstanding                                            645              690
    Repayments under line of credit, net                                   (4,247)            (196)
    Payments of term debt and notes payable                                (2,034)            (298)
    Debt refinancing costs                                                     --              (36)
                                                                          -------          -------
              Net cash (used in) provided by financing activities          (5,636)             160
                                                                          -------          -------

Net increase (decrease) in cash                                               (39)             259
Cash, beginning of period                                                     560            1,336
                                                                          -------          -------
Cash, end of period                                                       $   521          $ 1,595
                                                                          =======          =======




These accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC PREMIUM BRANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2003
                                 (in thousands)

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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for interim periods are not necessarily indicative of the operating results expected for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 2002 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

INVENTORY

Inventory is stated at the lower of cost or market and is comprised of raw materials, finished goods, production parts and packaging supplies. Cost is determined using the first-in, first-out method (FIFO). Inventory consisted of the following as of:


                         December 31,        March 31,
                            2002               2003
                        ------------      -------------
Raw materials              $  324            $  466
Finished goods              3,240             3,274
Packaging and supplies      1,216             1,225
Production parts              582               588
                           ------            ------
       Total inventory     $5,362            $5,553
                           ======            ======




PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of applicable depreciation. Depreciation is computed using the straight-line method at annual rates of 3% to 20% for buildings and building improvements, and 10% to 20% for equipment, furniture and vehicles. Leasehold improvements are amortized over the lesser of the lease term or asset life. Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense. Upon sale, the cost and related accumulated depreciation are removed from the accounts. During the quarter ended March 31, 2003, the Company removed equipment included in the Food Processing segment from service with a net carrying value of $0.3 million. The Company is actively seeking to sell this equipment. The Company believes that the fair value of this asset approximates its carrying value.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003, and there was no material impact on our financial position or results of operations.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates SFAS No. 4 and thus, the criteria in APB Opinion No. 30 should be applied to determine the classification of gains and losses related to the extinguishment of debt. We adopted the provisions of this statement in the fourth quarter of 2002 and classified the 2002 fourth quarter loss on the extinguishment of debt in the amount of $0.5 million as a component of other income (expense) in the statement of operations for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities for the three month period ended March 31, 2003.

In November 2002, the FASB released FASB Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee. This interpretation also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor about obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. However, the disclosure requirements were effective in the consolidated financial statements for the year ended December 31, 2002. The Company adopted the measurement and recognition requirements of FIN 45 on January 1, 2003, and the adoption did not have a material effect on our financial position, results of operation, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

STOCK BASED COMPENSATION

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.



                                                             2002                                     2003
                                                             ----                                     ----
Net income, as reported                                   $   152                                  $   225

Deduct total stock-based employee
 compensation expense determined under fair-
 value-based method for all awards, net of tax                (70)                                     (60)
                                                          -------                                  -------
Pro forma net income                                      $    82                                  $   165
                                                          =======                                  =======





                                                             2002                                     2003
                                                             ----                                     ----

Basic and diluted income per common share, as reported    $  0.02                                  $  0.03

Deduct total stock-based employee
 compensation expense determined under fair-
 value-based method for all awards, net of tax              (0.01)                                   (0.01)
                                                          -------                                  -------
Pro forma basic and diluted income per common share       $  0.01                                  $  0.02



The following assumptions were used for option grants:


                                                             2002                                     2003
                                                             ----                                     ----

Risk-free interest rate (range)                          5.00 -- 5.13%                            3.50 -- 3.65%
Expected dividend yield                                      0.00%                                    0.00%
Expected lives                                             5-6 years                                5-6 years
Expected volatility                                          51.5%                                    51.5%



INCOME PER COMMON SHARE

The weighted average shares used to calculate basic and diluted income per common share for the three-month periods ended March 31, 2002 and 2003, are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        2002          2003
                                                      ----------------------
Weighted average shares outstanding for basic
   income per common share                            6,734,391    6,764,289
Dilutive effect of common stock options                 310,360      229,469
                                                      ---------    ---------
Weighted average shares outstanding for dilutive
   income per common share                            7,044,751    6,993,758
                                                      =========    =========

Options to purchase 1,171,718 and 1,329,137 shares of common stock at prices ranging from $2.00 to $6.50 per share were outstanding during the first quarter of 2002 and 2003, respectively, but were not included in the computation of diluted income per common share because the options' exercise prices were greater than the average weighted market price of the common stock during the quarter.

2. GOODWILL, NET:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. The Company was required to perform an initial impairment review of goodwill by June 30, 2002 and is required to perform an annual impairment review thereafter. No impairment charges resulted from the required impairment evaluations. The decrease in goodwill of $900 for the quarter ended March 31, 2002 relates to the proceeds from the sale of Grogan's assets which were sold in February 2002 and was included in the Company's food processing segment.

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


4. DEBT:

At March 31, 2003, the Company's credit facility consists of a $5,377 term note, a $2,500 term note, a $8,500 line of credit (of which $2,331 was outstanding at March 31, 2003), a $709 senior subordinated note and $2,690 in junior subordinated notes.

In November 2002, the Company entered into a new senior secured credit facility with Merrill Lynch Capital (the Merrill Facility). As of March 31, 2003 the Company had outstanding under the Merrill Facility approximately $7.9 million in term debt and approximately $2.3 million in line-of-credit borrowings. A portion of the funds provided under the Merrill Facility was used to pay off Fleet Capital (the Fleet Facility) and the senior subordinated debt owed to Banc One Capital Partners, LLC. The terms of the $0.7 million in senior subordinated debt owed to Sterling BOCP, LLC, now known as BOCP ABR Mezz, LLC (the LLC), were amended concurrently with the refinancing. The LLC is owned by a group of individuals including Merrick Elfman (an executive officer, director and 5% beneficial owner), Steven Taslitz (a director and 5% beneficial owner), Eric Becker (a director and 5% beneficial owner), John Miller (a director ), Douglas Becker (a 5% beneficial owner), Rudolf Christopher Hoehn-Saric (a 5% beneficial owner) and Bruce Goldman (a 5% beneficial owner). In connection with the refinancing, the LLC and Banc One Capital Partners agreed to cancel the warrants with a put option to purchase 1.1 million shares of our common stock, which were granted in connection with the issuance of the senior subordinated debt. In addition to canceling the warrants, the amended terms of the senior subordinated debt owed to the LLC changed the maturity date from March 31, 2005 to December 31, 2007 and increased the interest rate from 15% to 18%, with 10% interest paid quarterly and the remaining 8% compounded monthly and paid at maturity. The senior subordinated debt owed to the LLC continues to be secured by substantially all of our assets, but is subordinated to the Merrill Facility. The line of credit agreement under the Merrill Facility bears annual interest at either the bank's prime rate plus 1.25% (5.5% at March 31, 2003) or adjusted LIBOR plus 3.00% at our option. The term debt is comprised of two notes, Term Loan A and Term Loan B. They bear interest at either the bank's prime rate plus 1.5% and 2.0% (5.75% and 6.25%, respectively, at March 31, 2003), or adjusted LIBOR plus 3.25% and 3.75%, respectively, at our option. At March 31, 2003, the Company is in compliance with the covenants contained in the Merrill Facility.

As part of the refinancing transaction, three of the notes comprising the junior subordinated debt in the amounts of $1.4 million, $0.9 million and $0.2 million, which were earning interest at the rates of 11%, 8.35% and 10%, respectively, were amended to reset the maturity dates on each note to February 2008 and to reset the stated interest rate on the $0.9 million note to 11%.

5. RESIGNATION OF CHIEF EXECUTIVE OFFICER

Alan Sussna resigned from the position of Chief Executive Officer and President of the Company on January 9, 2003. In connection with his resignation, the Company agreed to pay Mr. Sussna $0.18 million over six months in accordance with the Company's payroll policies and continue his employee benefits for the maximum period permitted by law. The $0.18 million payment was expensed in the statement of operations for the three months ended March 31, 2003 and is included as a component of salaries and benefits.

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

Summarized financial information, by business segment, for the three months ended are as follows: (in thousands)


                                                      Three Months Ended
                                              ----------------------------------
                                              March 31, 2002      March 31, 2003
                                              --------------      --------------
Net sales:
        Food Processing                          $ 13,387             $ 12,924
        Food Distribution                          16,476               17,161
                                                 --------             --------
                                                 $ 29,863             $ 30,085
                                                 ========             ========

Interest expense:
        Food Processing                          $     30             $     40
        Food Distribution                              39                   39
        Corporate                                     425                  181
                                                 --------             --------
                                                 $    494             $    260
                                                 ========             ========

Depreciation and amortization:
        Food Processing                          $    377             $    437
        Food Distribution                              19                   14
        Corporate                                      42                   43
                                                 --------             --------
                                                 $    438             $    494
                                                 ========             ========

Income before income taxes:
        Food Processing                          $  1,264             $  1,001
        Food Distribution                             457                  276
        Corporate                                  (1,388)                (900)
                                                 --------             --------
                                                 $    333             $    377
                                                 ========             ========


                                            ------------------------------------
                                            December 31, 2002     March 31, 2003
                                            -----------------     --------------
Total assets:
        Food Processing                          $ 25,396            $ 25,147
        Food Distribution                          10,039               9,370
        Corporate                                   1,661               2,090
                                                  -------             -------
                                                 $ 37,096            $ 36,607
                                                  =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2003

Net Sales. Net sales increased by $0.2 million or 0.7% from $29.9 million for the quarter ended March 31, 2002 to $30.1 million for the quarter ended March 31, 2003. The increase in net sales during the quarter was due to higher selling prices on certain products, primarily resulting from higher raw material prices and new product introductions. These gains more than offset the reduction in sales which resulted from the sale of the Grogan's business in the first quarter of 2002.

Gross Profit. Gross profit decreased by $0.2 million or 3.4% from $5.9 million for the quarter ended March 31, 2002 to $5.7 million for the quarter ended March 31, 2003. Gross profit as a percentage of net sales decreased slightly from 19.7% for the quarter ended March 31, 2002 to 18.9% for the quarter ended March 31, 2003. Both the decrease in gross profit dollars and the decrease in gross profit as a percentage of sales were primarily attributable to the rapidity with which the prices of certain raw materials, primarily bacon, increased, preventing us from increasing our pricing to our customers with the same rapidity. This results primarily from the industry practice of committing to pricing levels with customers several weeks before shipment occurs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million or 4.1% from $4.9 million for the quarter ended March 31, 2002 to $5.1 million for the quarter ended March 31, 2003. Selling, general and administrative expenses as a percentage of net sales increased from 16.4% for the quarter ended March 31, 2002 to 16.9% for the quarter ended March 31, 2003. The primary causes of the dollar increase in the selling, general and administrative expenses and the increase in the selling, general and administrative expenses as a percentage of net sales were the increased costs of fuel and the cost of our commercial insurance premiums when compared to the first quarter of 2002.

Income from Operations. Income from operations decreased by $0.4 million or 40.0% from $1.0 million for the quarter ended March 31, 2002 to $0.6 million for the quarter ended March 31, 2003. This decrease is attributable to the factors discussed above.

Interest Expense. Interest expense decreased $0.2 million from $0.5 million for the quarter ended March 31, 2002 to $0.3 million for the quarter ended March 31, 2003. This decrease was primarily due to a decrease in the cost of our variable-rate borrowings and the related outstanding balances. See discussion of the November 2002 refinancing of our long-term debt obligations in "Related Party Transactions" below.

Fair Value Adjustment to Put Warrants. We issued warrants with a put option in conjunction with the debt incurred at the time of the Potter acquisition. Commencing on January 1, 2001, we were required to mark-to-market the estimated fair value of the put option. Any change to such value was charged or credited to earnings as a fair value adjustment to put warrants. For purposes of these calculations, the fair value of the warrants was estimated using a Black-Scholes option-pricing model. During the quarter ended March 31, 2002, we recorded additional expense of $0.2 million as a fair value adjustment to the put warrants. The warrants with a put option were acquired and cancelled by us in November 2002 as part of the refinancing of our long-term debt obligations.

Income Before Income Taxes. Income before income taxes increased $0.1 million from $0.3 million for the quarter ended March 31, 2002 to $0.4 million for the quarter ended March 31, 2003. This increase is attributable to the factors discussed above.

Income Taxes. The effective tax rate differs from the statutory rate primarily because of state income taxes, and for the quarter ended March 31, 2002, the exclusion of the fair value adjustment to the put warrant from taxable income.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003, and there was no material impact on the financial position or results of operations of our company.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April, 2002. Under SFAS No. 4 all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates SFAS No. 4 and thus, the criteria in APB Opinion No. 30 should be applied to determine the classification of gains and losses related to the extinguishment of debt. We adopted the provisions of this statement in the fourth quarter of 2002 and classified the fourth quarter of 2002 loss on the extinguishment of debt in the amount of $0.5 million as a component of other income (expenses) in the statement of operations for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Our Company did not have any exit or disposal activities for the three month period ended March 31, 2003.

In November 2002, the FASB released FASB Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee. This interpretation also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor about obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. However, the disclosure requirements were effective in the consolidated financial statements for the year ended December 31, 2002.

The adoption of the measurement and recognition requirements of FIN 45 on January 1, 2003, did not have a material effect on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements included in this form 10Q.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the quarter ended March 31, 2002 was $5.0 million. This was principally the result of a decrease in prepaid expenses, which primarily resulted from the receipt of a $4.7 million insurance settlement and a decrease in accounts receivable which were partially offset by a decrease in accounts payable. Net cash provided by operating activities for the quarter ended March 31, 2003 was $0.6 million. This amount was principally the result of net income, depreciation and amortization and a decrease in accounts receivable. This was partially offset by an increase in prepaid expenses and other current assets and a decrease in accounts payable.

Cash provided by investing activities for the quarter ended March 31, 2002 was $0.6 million which relates to the proceeds from the sale of the Grogan's business, partially offset by capital expenditures. Cash used in investing activities for the quarter ended March 31, 2003 was $0.5 million which was related to capital expenditures.

Cash used in financing activities in the quarter ended March 31, 2002 was $5.6 million, principally affected by the repayments of borrowings under the line of credit and payments of term debt and notes payable, partially offset by an increase in checks outstanding. Cash provided by financing activities in the quarter ended March 31, 2003 was $0.2 million, principally affected by an increase in checks outstanding which was partially offset by borrowings under the line of credit and payments of term debt and notes payable.

We believe that cash generated from operations and bank borrowings will be sufficient to fund our debt service, working capital requirements and capital expenditures as currently contemplated for the remainder of 2003. However, our ability to fund our working capital requirements and capital expenditures will depend in large part on our ability to continue to comply with debt covenants under the Merrill Facility. Our ability to continue to comply with these covenants will depend on a number of factors, certain of which are beyond our control, including but not limited to, implementation of our business strategy, prevailing economic conditions, uncertainty as to evolving consumer preferences, sensitivity to such factors as weather and raw material costs, the impact of competition and the effect of each of these factors on our future operating performance. No assurance can be given that we will remain in compliance with such covenants throughout the term of the Merrill Facility.

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, assets and liabilities, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Our critical accounting policies are as follows:
- valuation of accounts receivable;
- valuation of inventories;
- accounting for income taxes; and
- valuation of long-lived assets and goodwill.

VALUATION OF ACCOUNTS RECEIVABLE

We must make estimates of the bad debts related to our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse impact on the collectibility of our accounts receivable and future operating results. Our accounts receivable balance was $5.3 million, net of allowance for doubtful accounts of $0.2 million as of March 31, 2003.

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

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In the event that actual results differ from our estimates of future taxable income or we adjust those estimates in future periods, we may need to revise the valuation allowance which could materially impact our financial position and results of operations. At December 31, 2002 and March 31, 2003, we had not established a valuation allowance as we believe it is more likely than not that our deferred tax assets will be realized.

VALUATION OF LONG-LIVED ASSETS AND GOODWILL

The Company assesses the recoverability of long-lived assets whenever it determines that events or circumstances indicate that their carrying value may not be recoverable. The Company's assessments and impairment testing are primarily based upon management estimates of future cash flows associated with these assets. We have determined that there has not been an impairment of any of our long-lived assets. However, should the Company's operating results deteriorate, we may determine that some portion of our long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect the Company's consolidated financial position or results of operations for that period. Net property, plant and equipment amounted to $11.8 million at March 31, 2003.

Goodwill is tested for impairment at least annually using a two step approach. First the Company estimates the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying value exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential loss. Goodwill impairment is measured by comparing the "implied fair value" of goodwill with its carrying amount. The Company will estimate the fair value of all assets in determining the "implied fair value" of goodwill. The impairment valuation requires the use of considerable management judgment to determine the fair value of the reporting units using discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates. Net goodwill amounted to $10.5 million at March 31, 2003.

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

RELATED PARTY TRANSACTIONS

In November 2002, we entered into the Merrill Facility. A portion of the funds provided under the Merrill Facility was used to pay off the senior subordinated debt owed to Banc One Capital Partners. The $0.7 million in senior subordinated debt owed to Sterling BOCP, LLC, now known as BOCP ABR Mezz, LLC (the LLC), remains outstanding, but the terms of this debt were amended concurrently with the refinancing. The LLC is owned by some of our directors, officers and 5% shareholders. Also in connection with the refinancing, the LLC and Banc One Capital Partners agreed to cancel the warrants with a put option for 1.1 million shares of our common stock which were issued in connection with the senior subordinated debt. The amended terms of the senior subordinated debt included a change in the maturity date from March 31, 2005 to December 31, 2007 and an increase in the interest rate from 15% to 18%, with 10% interest paid quarterly and the remaining 8% interest compounded monthly and paid at maturity. The senior subordinated debt owed to LLC continues to be secured by substantially all of our assets, but is subordinated to the Merrill Facility.

Also in connection with the refinancing of our long term obligations through the Merrill Facility in November 2002, a group of individuals, including Eric Becker (a director and 5% beneficial owner), Thomas Dalton (an executive officer and 5% beneficial owner), Merrick M. Elfman (an executive officer, director and 5% beneficial owner), Bruce Goldman (a 5% beneficial owner), John Miller (a director), Alan Sussna (a former director and executive officer and current 5% beneficial owner) and Steven Taslitz (a director and 5% beneficial owner), purchased $0.8 million of the junior subordinated debt owed to former owners. As a result of the purchase, we now owe this $0.8 million of junior subordinated debt to this group of individuals on the same terms and conditions as we owe the remainder of this junior subordinated debt to the former owners.

In November 2002, we also entered into a consulting agreement with Sterling Advisors LP, an entity owned by Messrs. Douglas Becker (a 5% beneficial owner), Eric Becker (a director and 5% beneficial owner), Rudolf Christopher Hoehn-Saric (a 5% beneficial owner) and Steven Taslitz (a director and 5% beneficial owner). The initial two-year term of the consulting agreement began on January 1, 2003, with one year renewal periods thereafter, unless it is terminated by either party twelve months prior to the applicable termination date. Under the terms of the consulting agreement Sterling Advisors LP will be paid $0.2 million per year for consulting services relating to financial, strategic and operational matters. In addition, Sterling Advisors LP received $0.15 million for services rendered in connection with procurement of the Merrill Facility and the related transactions.

RESIGNATION OF CHIEF EXECUTIVE OFFICER

Alan Sussna resigned from the position of Chief Executive Officer and President of our company on January 9, 2003. In connection with his resignation, we agreed to pay Mr. Sussna $0.18 million over six months in accordance with our payroll policies and continued employee benefits for the maximum period permitted by law. The $0.18 million payment was expensed in the statement of operations for the three months ended March 31, 2003 and is included as a component of salaries and benefits.

FORWARD LOOKING STATEMENTS

We want to provide stockholders and investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains forward-looking information and describes our belief concerning future business conditions and our outlook based on currently available information. Whenever possible, we have identified these forward looking statements by words such as "believe," "expect," "will depend" and similar expressions. These forward-looking statements are subject to risks and uncertainties that would cause our actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: risks associated with acquisitions, including integration of acquired businesses; new product development and other aspects of our business strategy; uncertainty as to evolving consumer preferences; customer and supplier concentration; the impact of competition; our ability to raise additional capital; and sensitivity to such factors as weather and raw material costs and the factors discussed above under the caption "Quantitative and Qualitative Disclosures About Market Risk." Readers are encouraged to review the information in Item 1 under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission for a more complete description of these factors. We assume no obligation to update the information contained in this Quarterly Report on Form 10-Q.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

              Exhibit
              Number   Description
              --------------------

              3.1 Certificate of Incorporation of the Company, including all amendments thereto (1)

              3.2      By-Laws of the Company (2)

              99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K:

         On January 10, 2003, we filed a Current Report on Form 8-K dated January 9, 2003 disclosing in Item 5 that Alan F. Sussna resigned as our President and Chief Executive Officer. Mr. Sussna also resigned from our Board of Directors. This Current Report on Form 8-K further disclosed that Thomas M. Dalton, who then held the offices of Chief Financial Officer and Chief Operating Officer, was appointed to the additional position of President.


------------------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement No. 33-69438 or the amendments thereto and incorporated herein by reference.

                                INDEX TO EXHIBITS


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

                                ATLANTIC PREMIUM BRANDS, LTD.


Dated as of May 13, 2003        By:            /s/ Thomas M. Dalton
                                    --------------------------------------------
                                    Thomas M. Dalton, President, Chief Financial
                                    Officer and Chief Operating Officer (On
                                    behalf of Registrant and as Chief Accounting
                                    Officer)

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: May 13, 2003                        /s/ Thomas M. Dalton
                                       -----------------------------------
                                       Thomas M. Dalton,
                                       President, Chief Financial Officer and
                                       Chief Operating Officer